Form 10QSB
period 1995-12-31
MONUMENT RESOURCES INC
filed 1996-02-14
CIK 818468

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q SB

                            QUARTERLY REPORT

                 PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended December 31, 1995

                   Commission File Number 33-15528-D

                        MONUMENT RESOURCES, INC.
         (Exact name of Registrant as specified in the charter)

            Colorado                             84-1028449
(State of other jurisdiction         (IRS Employer Identification No.)
of incorporation or organization)

513 Wilcox St., Ste 220
P. O. Box 1450
Castle Rock, Colorado                              80104
(Address of principal                            (Zip Code)
executive offices)

                               (303) 688-3993
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           X  Yes               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                           Outstanding at
          Class                           February 5, 1996
Common Stock, No Par Value                   4,587,000

                MONUMENT RESOURCES, INC. AND SUBSIDIARY

                                 INDEX

PART I.  FINANCIAL INFORMATION                              Page No.

     Balance Sheets as of December 31, 1995
     and September 30, 1995                                    1

     Statements of Operations for the
     Three Months Ended December 31, 1995 and 1994             3

     Statements of Cash Flows for the Three
     Months Ended December 31, 1995 and 1994                   4

     Notes to Financial Statements                             6

     Management's Discussion and Analysis
     of Financial Condition and Results of
     Operations                                                8


PART II.  OTHER INFORMATION                                    9

                  MONUMENT RESOURCES, INC. AND SUBSIDIARY

                      Part I.  FINANCIAL INFORMATION

                               BALANCE SHEET
                                (Unaudited)

[CAPTION]
                                          December 31      September 30
                                              1995            1995
ASSETS
[S]                                       [C]            [C]
Current assets:

  Cash                                     $  337,376     $  446,954

  Note Receivable (Note 3)                     81,000           -

  Accrued Interest Receivable                     284           -

              Total Current Assets            418,660        446,954

Property and equipment:

  Mineral properties                           96,927         96,039

  Unproved oil and gas properties,
   successful efforts method, net of
   accumulated depletion                       78,969         67,730

  Office equipment, net of accumulated
   depreciation                                     6             12

  Net property and equipment                  175,902        137,284

Equity Securities, at market                  175,000        175,000

              Total Assets                 $  769,562     $  785,735
                                           ----------     ----------
                                           ----------     ----------

                    See Notes to Financial Statements.


                  MONUMENT RESOURCES, INC. AND SUBSIDIARY

                      Part I.  FINANCIAL INFORMATION

                               BALANCE SHEET
                                (Unaudited)

[CAPTION]
                                            December 31     September 30
                                                1995            1995
LIABILITIES AND STOCKHOLDER EQUITY
[S]                                         [C]             [C]
Current liabilities:

  Accounts payable and accrued expenses      $    7,058      $    5,175

  Income Taxes Payable                              479            -

              Total current liabilities           7,537           5,175


Stockholders' equity:

  Preferred stock, no par value,
   authorized 1,000,000 shares,
   none issued.

  Common stock, no par value,
   authorized 10,000,000 shares:
   issued and outstanding 4,587,000
   shares at 12/31/95 and 4,587,000
   shares at 09/30/95.                        1,156,210       1,156,210

Deficit accumulated during ex-
   ploration stage                             (562,776)       (544,241)

Unrealized gain on equity securities            168,591         168,591

              Total stockholders' equity        762,025         780,560

              Total liabilities and
               stockholders' equity          $  769,562      $  785,735
                                             ----------      ----------
                                             ----------      ----------

                    See Notes to Financial Statements.


                  MONUMENT RESOURCES, INC. AND SUBSIDIARY

                         STATEMENTS OF OPERATIONS
                                (Unaudited)
[CAPTION]
                                                     Three Months
                                                   Ended December 31
                                                 1995             1994
[S]                                         [C]              [C]
REVENUE:
     Interest                                $     4,054      $     1,061
     Oil & Gas Income                              1,691             -

                                                   5,745            1,061

EXPENSES:
     General & Administrative                     22,981           32,798
     Exploration & dry hole costs
       & impairment                                                   144
     O&G Oper Costs                                  200
     Depletion                                     1,094
     Depreciation - amortization                       6                6

                                                  24,281           32,948

Net Income before taxes                          (18,536)         (31,887)

Income taxes                                        -                -

Net loss                                         (18,536)         (31,887)
                                             -----------      -----------
                                             -----------      -----------
Net loss per share                           $    (NIL)       $  (    .01)
                                             -----------      -----------
                                             -----------      -----------
Weighted average number of
 shares outstanding                            4,587,000        4,064,419
                                             -----------      -----------
                                             -----------      -----------

                    See Notes To Financial Statements.


                  MONUMENT RESOURCES, INC. AND SUBSIDIARY

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
[CAPTION]
                                                     Three Months
                                                   Ended December 31
                                                 1995            1994
[S]                                           [C]            [C]
Cash flows from operating activities:
Net (loss) Income                              $ (18,536)     $ (33,887)
Items not requiring cash:
  Amortization/Depreciation & Depletion                               6
  Services contributed by officers                 1,100          7,500
  Deferred offering costs expense                   -             6,550
Changes in operating assets and
   liabilities:
   Increase (decrease) in accounts
    payable and accrued expenses                   2,363          6,270
  (Increase) Decrease in accounts
    receivable & accrued income                     (284)          -
Net cash flows from operations                   (15,357)       (13,561)

Cash flows from investing activities:
  Loan to Oil Company                            (81,000)          -
  Acquisition of oil and gas properties          (22,333)          -
  Additions to mineral properties                   (888)          (425)
  Recovery of cost of oil and gas
   properties                                    (10,000)          -
Net cash flows from investing activities         (94,221)          (425)

Cash flows from financing activities:
  Proceeds from notes payable                       -             5,000
Net cash flows from financing activities            -             5,000

Net increase (decrease) in cash                 (109,578)      ( 13,986)
Cash at beginning of period                      446,954        158,272
Cash at end of period                          $ 337,376      $ 144,286
                                               ---------      ---------
                                               ---------      ---------

          SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES
[CAPTION]
[S]                                           [C]           [C]
Exchange of note payable for
  common stock                                 $    -        $   5,000

                    See Notes To Financial Statements.


                  MONUMENT RESOURCES, INC. AND SUBSIDIARY

                       NOTES TO FINANCIAL STATEMENTS


Note 1. Nature of operations

        The Company is engaged in the acquisition of mineral prospects and oil and gas properties. The Company's mineral prospects are in Colorado, Montana and western Canada. The Company's oil and gas properties and areas of interest are in Nebraska and Kansas. Much of the Company's business has focused primarily on brokering pros-pects, though in the fiscal quarter it has acquired oil production in Nebraska.

        Use of Estimates

        The Company uses estimates in the preparation of its financial statements, primarily in the determination of depletion and real-izable value of its investments in securities. Management has calculated depletion costs of its producing oil properties based on its estimate of recoverable reserves. Management has estimated the realizable market value of its investment in Southern Africa Minerals Corporation based on the trading price on the Toronto Ex-change.

        Concentration of Customers

        The Company's revenues and cash flow in the near term will come from the sale of its investments in securities and from its oil and gas properties. The cash realized from the sale of securities is dependent on the market prices on Canadian exchanges and on the demand for large blocks of stock. Revenues and cash from oil and gas operations will likely be concentrated in a few purchasers as well as the then market price of petroleum production.

        Summary Of Significant Accounting Policies

        The accompanying unaudited, condensed financial statements have been prepared in accordance with Item 310 of Regulation SB and do not include all of the information and footnotes required by gen-erally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (con-sisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending Sep-tember 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended September 30, 1995.

        Mineral Properties

        Costs of acquiring, exploring and developing specific mineral properties are capitalized on a property by property basis until the commercial viability of each property is determined. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mining proper-ties are periodically assessed for impairment of value and any im-pairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized.

        Oil and Gas Properties

        The Company follows the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as in-curred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-pro-duction method based on proved oil and gas reserves. Undeveloped properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

Note 2. Oil and Gas Activities

        In May 1995, the Company acquired a 100% leasehold interest in ap-proximately 22,000 acres of undeveloped oil and gas leases in Per-kins County, Nebraska for $25,000 cash and 175,000 shares of the Company's restricted common stock. A portion of this property has been optioned to a third party for a 12 well program pursuant to an agreement whereby the Company will be reimbursed for its acre-age costs and will retain an overriding royalty. As of December 31, 1995, the Company has received $2,500 for acreage reimburse-ment and title clearing and an additional $10,000 for drilling sites. Under the 12 well program, two wells have been drilled and cased and are currently being evaluated.

        In November 1995, the Company acquired an interest in three pro-ducing oil wells in Kimball County, Nebraska for $22,000. A total of $1,632.49 income has been received during this quarter and a total of $200.14 in lease operating expenses has been paid. Al-though the wells are generating some income at this time, no study of oil and gas reserves on this property by independent petroleum engineers has been performed and therefore there is no assurance of long term revenue potential.

Note 3. Note Receivable

        On December 15, 1995, the Company provided Crescent Oil & Gas Corporation ("Crescent"), an unrelated oil and gas production company, a non-revolving line of credit for up to $200,000. This note is due March 14, 1996, plus 8% interest. The note is collateralized by certain of Crescent's oil and gas properties, pipeline and equipment. During this quarter, the Company ad-vanced $81,000 to Crescent under this line of credit.

Note 4. Subsequent Events

        On January 3, 1996, the Company advanced Crescent the remaining $119,000 under the line of credit agreement and concurrently re-ceived a $20,000 payment from Crescent for the right to negotiate a potential merger/acquisition arrangement between the two compa-nies for a period of ninety days (pursuant to a letter agreement dated December 15, 1995).


                  MONUMENT RESOURCES, INC. AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

As of December 31, 1995, the Company had a total $337,376 in cash and $411,123 in working capital compared to $446,954 in cash and $441,779 in working capital at September 30, 1995, reflecting a decrease in cash of $109,578 and a decrease in working capital of $30,656. The decrease in cash during this period was the result of the purchase of interest in three producing oil wells for $22,000, $81,000 paid to a third party as an advance under a revolving line of credit agreement, and general and admin-istrative expenses. A comparison of the same period ended December 31, 1994 with the current period, shows a $193,090 increase of cash from $144,286 to $337,376.

The Company was successful during the past year in selling a portion of its investment in securities and investing in other similar assets result-ing in revenue now being generated from sources other than interest. How-ever, the Company's primary source of capital for operations and explora-tion is its working capital and the potential worth of its investment in the securities of others which may fluctuate. It must continue to seek joint venture financing for acquisition, development and maintenance of properties. It is the Company's goal to identify and acquire mineral and/or oil and gas properties with near term revenue potential and in the interim will continue to explore investment options to increase the amount of interest it can earn on its existing cash reserve.

Results of Operations

During the quarter ended December 31, 1995, the Company received revenue in the amount of $5,745 compared to $1,061 during the same period ended December 31, 1994. This increase is attributed to revenue from oil and gas properties recently acquired, gas prospect acreage optioned, and in-creased interest income. The Company's decision to advance a total of $200,000 in cash ($81,000 paid in this quarter), on a revolving line of credit agreement with interest at 8%, to Crescent Oil and Gas Corporation will result in interest income which could not be obtained through a stan-dard financial institution or the assignment of revenue producing oil and gas properties being held as collateral under the agreement. In any ev-ent, the Company's cash and/or asset base will be enhanced by this trans-action, further enabling it to meet current commitments and take advantage of additional opportunities.

General and administrative expenses totaled $22,987 during this period compared to $32,804 during the quarter ended December 31, 1994 reflecting an decrease of $9,817. Reduced legal expenses and reduced managements costs resulted in this decrease.


                  MONUMENT RESOURCES, INC. AND SUBSIDIARY

                         PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         N/A

Item 2.  CHANGES IN SECURITIES
         N/A

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         N/A

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         N/A

Item 5.  OTHER INFORMATION
         N/A

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         N/A

                  MONUMENT RESOURCES, INC. AND SUBSIDIARY

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MONUMENT RESOURCES, INC.
                                          (Registrant)


                                        By:/s/ A.G. Foust
                                           A.G. Foust
                                           President (Chief Executive
                                           Officer, Principal Financial
                                           and Accounting Officer) and
                                           a Director

Date:  February 12, 1996