Form 10QSB
period 1996-03-31
MONUMENT RESOURCES INC
filed 1996-05-15
CIK 818468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 1996

                     Commission file number: 33-15528-D

                           MONUMENT RESOURCES, INC.
     (Exact Name of small business issuer as specified in its charter)

          Colorado                                     84-1028449
(State or Other Jurisdiction of              (IRS Employer Identification
Incorporation or Organization)                          Number)

                         513 WILCOX STREET, SUITE 220
                                 P.O. BOX 1450
                         CASTLE ROCK, COLORADO 80104
        (Address of Principal Executive Offices including zip code)

                                 (303) 688-3993
                          (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X     No ---

As of May 13, 1996, 4,587,000 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes---   No X




                             MONUMENT RESOURCES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                    Page No.
PART I.  FINANCIAL INFORMATION

         Balance Sheets as of March 31, 1996
         and September 30, 1995                                        1

         Statements of Operations for the Three
         Months Ended March 31, 1996 and 1995                          3

         Statements of Cash Flows for the
         Six Months Ended March 31, 1996 and 1995                      4

         Notes to Financial Statements                                 5

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9

PART II. OTHER INFORMATION                                            11

Item 1.  Legal Proceedings

Item 2.  Changes in Securities                                        11

Item 3.  Defaults Upon Senior Securities                              11

Item 4.  Submission of Matters to a Vote of Security Holders          11

Item 5.  Other Information                                            11

Item 6.  Exhibits and Reports on Form 8-K                             12

         Signatures                                                   13


MONUMENT RESOURCES, INC. AND SUBSIDIARY
PART I. FINANCIAL INFORMATION
BALANCE SHEET (Unaudited)

                                              MARCH 31         SEPTEMBER 30
                                                1996               1995
ASSETS

Current assets:

Cash                                        $ 184,269          $ 446,954
Note Receivable (Note 3)                      300,000               --
Accrued Interest Receivable                     5,284               --

    Total Current Assets                      489,553            446,954

Property and equipment:

Mineral properties                             96,927             96,039

Unproved oil and gas properties,
successful efforts method, net of
accumulated depletion                          80,382             67,730

Office equipment, net of accumulated
depreciation                                        0                 12

Net property and equipment                    177,309            137,781

Equity Securities, at market                  175,000            175,000

     Total Assets                            $841,862           $785,735

See Notes to Financial Statements.


MONUMENT RESOURCES, INC. AND SUBSIDIARY
PART I. FINANCIAL INFORMATION
BALANCE SHEET (Unaudited)
                                                MARCH 31         SEPTEMBER 30
                                                  1996               1995
LIABILITIES AND STOCKHOLDER EQUITY

 Current liabilities:
  Accounts payable and accrued expenses       $    4,187          $    5,175
  Income Taxes Payable                             7,479                --

     Total current liabilities                    11,666               5,175

 Deferred acquisition credit (See Note 3)         20,000                --

     Total liabilities                            31,666               5,175

 Stockholders, equity:
  Preferred stock, no par value,
  authorized 1,000,000 shares,
  none issued.

  Common stock, no par value,
  authorized 10,000,000 shares:
  issued and outstanding 4,587,000
  shares at 03/31/96 and 4,587,000
  shares at 09/30/95.                          1,156,210           1,156,210

 Deficit accumulated during exploration
 stage                                          (514,605)           (544,241)

 Unrealized gain on equity securities            168,591             168,591

     Total stockholders' equity                  810,196             780,560

     Total liabilities and
     stockholders' equity                     $  841,862          $  785,735

See Notes to Financial Statements.


MONUMENT RESOURCES, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS (Unaudited)

                                 THREE MONTHS               SIX MONTHS
                                 ENDED MARCH 31,            ENDED MARCH 31,
                                1996        1995           1996        l995
Revenue:
 Interest                   $    6,685   $      929    $   10,739  $    1,990
 Oil & Gas income                2,545        --            4,405       --
 Gain on stock sale             69,325        --           69,325       --

                                78,555          929        84,469       1,990

Expenses:
 General & Admin                20,379       28,417        43,293      61,214
 Exploration &
  dry hole costs
  & impairment                    --            374         --            519
 O&G oper costs                  1,133        --            1,569       --
 Depletion                       1,866        --            2,960       --
 Depreciation                        6            6            12          12

                                23,384       28,797        47,834      61,745

Net profit (loss) before
 tax                            55,171     ( 27,797)       36,635    ( 59,755)
Income taxes                     7,000        --            7,000        --

Net profit (loss)           $   48,171   $ ( 27,868)    $  29,635  $ ( 59,755)

Net profit (loss) per
 share                      $      .01   $    ( .01)    $     .00  $    ( .01)

Weighted average
 number of shares
 outstanding                 4,587,000    4,092,000     4,587,000   4,092,000

See Notes to Financial Statements.


MONUMENT RESOURCES, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
                                                         SIX MONTHS
                                                       ENDED MARCH 31,
                                                     1996           1995
Cash flows from operating activities:

 Net Income (loss)                                 $ 29,635       $(59,755)
 Items not requiring cash:
  Depreciation and Depletion                          2,972             12
  Services contributed by officers                    --            15,000
  Deferred offering costs expense                     --             6,550
 Changes in operating assets and liabilities:
   Increase (decrease) in accounts
    payable and accrued expenses                      6,491        (19,906)
   (Increase) decrease in accounts
    receivable and accrued income                    (5,284)          --

 Net cash flows from operations                      33,814        (58,099)

 Cash flows from investing activities:
  Loan to Oil Company                              (300,000)          --
  Acquisition of oil and gas properties             (25,611)          --
  Additions to mineral properties                      (888)          (250)
  Recovery of cost of oil and gas properties         10,000           --

 Net cash flows from investing activities          (316,499)          (250)

 Cash flows from financing activities:
  Deferred acquisition credit                        20,000           --
  Repayment of notes payable                           --           (7,249)

 Net cash flows from financing
  activities                                         20,000         (7,249)

 Net increase (decrease) in cash                   (262,685)       (65,598)
 Cash at beginning of period                        446,954        158,272

 Cash at end of period                            $ 184,269       $ 92,674

See Notes To Financial Statements.


MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

The Company is engaged in the acquisition of mineral prospects and oil and gas properties. The Company's mineral prospects are in Colorado, Montana and western Canada. The Company's oil and gas properties and areas of interest are in Nebraska and Kansas. Much of the Company's business has focused primarily on brokering prospects, though in the fiscal quarter it has acquired oil production in Nebraska.

USE OF ESTIMATES

The Company uses estimates in the preparation of its financial statements, primarily in the determination of depletion and realizable value of its investments in securities. Management has calculated depletion costs of its producing oil properties based on its estimate of recoverable reserves. Management has estimated the realizable market value of its investment in Southern Africa Minerals Corporation based on the trading price on the Toronto Exchange.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited, condensed financial statements have been prepared in accordance with Item 310 of Regulation SB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended September 30, 1995.

MINERAL PROPERTIES

Costs of acquiring, exploring and developing specific mineral properties are capitalized on a property by property basis until the commercial viability of each property is determined. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized.

OIL AND GAS PROPERTIES

The Company follows the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

NOTE 2. OIL AND GAS ACTIVITIES

In May 1995, the Company acquired a 100% leasehold interest in approximately 22,000 acres of undeveloped oil and gas leases in Perkins County, Nebraska for $25,000 cash and 175,000 shares of the Company's restricted common stock. A portion of this property has been optioned to a third party for a 12 well program pursuant to an agreement whereby the Company will be reimbursed for its acreage costs and will retain an overriding royalty. As of December 31, 1995, the Company has received $2,500 for acreage reimbursement and title clearing and an additional $10,000 for drilling sites. Under the 12 well program, two wells have been drilled and cased and are currently being evaluated.

In November 1995, the Company acquired an interest in three producing oil wells in Kimball County, Nebraska for $22,000. A total of $2,545 income was received during this quarter and a total of $1,133 in lease operating expenses was paid. Although the wells are generating some income at this time, no study of oil and gas reserves on this property by independent petroleum engineers has been performed and therefore there is no assurance of long term revenue potential.

NOTE 3. NOTE RECEIVABLE

Pursuant to a letter agreement dated December 15, 1995, the Company provided Crescent Oil and Gas Corporation ("Crescent"), an unrelated oil and gas production company, a non-revolving line of credit for up to $200,000. $81,000 was advanced to Crescent during the quarter ended December 31, 1995 and the remaining $119,000 was advanced during this quarter. The full amount of the note was due March 14, 1996, plus 8% interest. In February, 1996, the Company agreed to loan Crescent an additional $100,000 and the original note was amended to include this amount and an extension of the March 14, 1996 due date was granted. Concurrently with the fine] advance on this line of credit, the Company received a $20,000 payment from Crescent for the right to negotiate a potential merger/acquisition arrangement between the two companies. See note 4 for information on subsequent events.


NOTE 4. SUBSEQUENT EVENTS

On April 5, 1996, Crescent satisfied the line of credit agreement by repaying the Company $300,000, plus interest. Subsequently, and pursuant to a February 23, 1996 Agreement and Plan of Reorganization with Powerhouse Resources, Inc. and Crescent, the Company acquired from Powerhouse 100% of Crescent Oil & Gas Corporation. The Company issued 1,000 shares of convertible preferred stock to Powerhouse as payment for Crescent. The number of shares of the Company's Common Stock to be issued on conversion of the preferred stock will range from 3,000,000 to 4,600,000, depending upon Powerhouse fulfilling certain financial commitments and upon the Company's decision to accept or reject an offshore oil and gas storage depot site in China.

The assets held by Crescent include: (1) gas wells and a gas gathering system in Kansas; (2) a potential oil water flood unit containing 30 well sites in Knox County, Texas; (3) a 15% working interest and a 2% overriding royalty interest in a major oil and gas lease known as the Galvin Ranch totaling approximately 69,000 acres in Webb County, Texas; and (4) several oil leases in Lea County, New Mexico. In addition, the Company received an option from Powerhouse to acquire the rights to an offshore oil and gas storage depot in China which it is currently evaluating.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had a total of $184,269 in cash compared to $446,954 at September 30, 1995. The decrease of $262,685 during this period was primarily the result of a $300,000 loan to Crescent Oil & Gas Corporation. (See Note 3 above.)

The Company has been gradually liquidating the securities it holds and using the proceeds in its business. During this period the Company sold a total of 200,000 shares of Layfield Resources, Inc. stock and netted $69,325 in cash. The Company's primary source of capital for operations is it working capital and the potential value of its investments in securities of others which may fluctuate. Management will continue to monitor the value of the securities held and possible investment opportunities available to maximize the value of these assets. The Company will continue to seek joint venture financing for acquisition, development and maintenance of its natural resource properties. Management believes that its current cash and investment position will enable it to meet all short-term obligations and proceed to seek additional investment opportunities with current and future revenue potential.

In connection with the acquisition of Crescent (See Note 4 above), the Company is obligated to maintain the Crescent properties which will require routine maintenance and capital expenditures in an undetermined amount. All of the properties require workover of certain wells in order to continue and, hopefully, increase production and to operate on a more profitable basis. Also associated with these properties are royalty payments, equipment lease payments, and office lease arrangements, which the Company is currently renegotiating. It is anticipated that during this transition period, additional expenses for consulting, contract labor, legal and accounting fees will increase significantly, some of which will continue during the long term. In addition, the Company is required to prepare a registration statement and file it with the SEC. Effectiveness of this registration statement will initiate the issuances of the Company's common shares to Powerhouse and its shareholders. In order to meet these immediate and short term obligations, and in an effort to minimize future development expenses associated with some of the properties acquired, the Company has sold a portion of Crescent's interest in the property known as the Galvin Ranch (reported herein at Note 4) for $565,000 and it will utilize a portion of the cash received to satisfy these obligations.

RESULTS OF OPERATIONS

In addition to the revenue realized from the sale of Layfield shares noted above, during the quarter ended March 31, 1996, the Company realized a total of $6,685 in interest compared to $929 during the quarter ended March 31, 1995. For the six month period ended March 31, 1996, interest income totalled $10,739 compared to $1,990 for the same period in 1995. An additional $4,405 has been generated from oil and gas properties during the quarter ended March 31, 1996, which was not realized during the same period of 1995.

General and administrative expenses for the quarter and six months ended March 31, 1996 were down as compared to the comparable periods of the prior year. The quarterly amounts dropped from $28,417 in 1995 to $20,379 in 1996, and the six month amounts dropped from $61,214 to $43,293.

In summary the results for this six month period show an increase in revenue of $82,479 over the same period ended March 31, 1995 and a $15,777 decrease in expenses.


PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        N/A

ITEM 2. CHANGES IN SECURITIES

        N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        N/A

ITEM 5. OTHER INFORMATION

On April 5, 1996, Monument Resources, Inc. (the "Company") acquired all of the outstanding stock of Crescent Oil & Gas Corporation ("Crescent") from Powerhouse Resources, Inc. ("Powerhouse") in exchange for 1,000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"). The shares of Preferred Stock are convertible into a total of up to 4,600,000 shares of the Companies Common Stock upon the occur upon the occurrence of certain events. The actual number will range from 3,000,000 shares to 4,600,000 shares depending upon whether Powerhouse fulfills certain financial commitments and whether the Company decides to accept or reject an offshore oil and gas storage depot site in China. If all such shares of Common Stock were to be issued upon conversion, those shares would represent approximately 50.1% of the Company's Common Stock then outstanding.

The stock issuances were made pursuant to an Agreement and Plan of Reorganization ("Agreement") among the Company, Crescent and Powerhouse, the sole shareholder of Crescent. The terms of the Agreement were the result of negotiations between the managements of the Company and Powerhouse. The Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement due to the cost of obtaining such options or evaluations.

As a result of the acquisition and the issuance of the shares of the Company's Preferred Stock referred to above, Powerhouse may be deemed to beneficially own approximately 50.1% of the Company's Common Stock. However, the Preferred Stock contains no voting rights and therefore Powerhouse is not presently able to exercise voting control of the Company.

Under the terms of the Agreement, the Company has agreed to file a registration statement under the Securities Act of 1933, as amended, covering the shares of Common Stock issuable upon the conversion of the Preferred Stock to enable Powerhouse to sell such shares of Common Stock or make a pro rata distribution of such Common Stock to the shareholders of Powerhouse, which is a publicly held company.

Pursuant to the terms of the Agreement, effective on the closing of the acquisition the Company's Board of Directors was expanded to six (6) persons, and the following persons are now Directors of the Company:

            A.G. Foust (1)
            Stewart A. Jackson (1)
            John J. Womack (1)
            Dennis C. Dowd(2)
            Hunter G. Swanson (2)
_______________

(1) Continuing Directors of the Company.
(2) Designees of Powerhouse.

The sixth director will be selected by the five persons currently on the Board at a later date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        N/A


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      MONUMENT RESOURCES, INC.

Date: May 15, 1996                    By:/s/ A.G. Foust
                                         A.G. Foust President (Chief
                                         Executive Officer, Principal
                                         Financial and Accounting Officer)
                                         and a Director