Form 10QSB
period 1996-06-30
MONUMENT RESOURCES INC
filed 1996-08-13
CIK 818468

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: June 30, 1996

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

                              Yes ---    No -X-

As of August 13, 1996, 7,587,000 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes---   No X

                             MONUMENT RESOURCES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                   Page No.
PART I.  FINANCIAL INFORMATION

         Balance Sheets as of June 30, 1996
         and September 30, 1995                                       3

         Statements of Operations for the Three and
         Nine Months Ended June 30, 1996 and 1995                     5

         Statements of Cash Flows for the
         Nine Months Ended June 30, 1996 and 1995                     6

         Notes to Financial Statements                                8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                10

PART II. OTHER INFORMATION                                            12

Item 1.  Legal Proceedings

Item 2.  Changes in Securities                                        12

Item 3.  Defaults Upon Senior Securities                              12

Item 4.  Submission of Matters to a Vote of Security Holders          12

Item 5.  Other Information                                            12

Item 6.  Exhibits and Reports on Form 8-K                             13

Item 7.  Signatures                                                   13

MONUMENT RESOURCES, INC. AND SUBSIDIARY
PART I. FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEET (Unaudited)

                                              JUNE 30         SEPTEMBER 30
                                                1996              1995
ASSETS

Current assets:

Cash                                         $  710,287         $446,954
Accounts Receivable                              39,901             --
Prepaid Expense                                   9,250             --
Trading Securities (Note 5)                     392,264             --
                                             ----------         --------
    Total Current Assets                      1,151,702          446,954

Property and equipment:

Mineral properties                               96,927           96,039

Proved and unproved oil and gas properties,
successful efforts method, net of
accumulated depletion (Note 2)                2,093,082           67,730

Office equipment, net of accumulated
depreciation                                        0                 12
                                             ----------         --------

Net property and equipment                    2,190,009          163,781

Equity Securities, at market                    137,629          175,000
                                             ----------         --------

     Total Assets                            $3,479,340          785,735
                                             ----------         --------

See Notes to Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
PART I. FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEET (Unaudited)
                                                JUNE 30         SEPTEMBER 30
                                                  1996              1995
LIABILITIES AND STOCKHOLDER EQUITY

 Current liabilities:
  Accounts payable and accrued expenses       $  245,876         $    5,175
  Oil and gas royalty interest payable             3,377               --
  Income Taxes Payable                            21,729               --
                                               ---------         ----------
     Total current liabilities                   270,982              5,175

 Stockholders equity:
  Preferred stock, no par value,
  authorized 1,000,000 shares,
  none issued.

  Common stock, no par value,
  authorized 10,000,000 shares:
  issued and outstanding 7,587,000
  shares at 06/30/96 and 4,587,000
  shares at 09/30/95.  (Note 2)                3,531,210          1,156,210

 Deficit accumulated during exploration
 stage                                          (454,072)          (544,241)

 Unrealized gain on equity securities            131,220            168,591
                                              ----------         ----------

     Total stockholders equity                 3,208,358            780,560
                                              ----------         ----------

     Total liabilities and
     stockholders equity                      $3,479,340         $  785,735
                                              ----------         ----------

See Notes to Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                 THREE MONTHS               NINE MONTHS
                                 ENDED JUNE 30,            ENDED JUNE 30,
                                1996        1995          1996        l995
Revenue:
 Oil & Gas sales              $ 36,793   $     --       $ 41,198   $     --
 Interest Income                 5,589      2,025         16,328      4,014
 Gain on sale of stock         118,221    362,969        187,546    362,969
                              --------   --------       --------   --------
                               160,603    364,994        245,072    366,984

Expenses:
 General & Admin                49,817     30,895         93,110     92,109
 Exploration &
  dry hole costs
  & impairment                      --        250             --        769
 Lease operating expense        35,029         --         36,598         --
 Depletion                      14,800         --         17,760         --
 Depreciation                       --          6             12         17
                              --------   --------       --------   --------
                                99,646     31,151        147,480     92,895

Net profit (loss) before
 income taxes                   60,957    333,843         97,592    274,089

Income taxes                       423     20,279          7,423     20,279
                              --------   --------       --------   --------
Net profit (loss)             $ 60,534   $313,565       $ 90,169   $253,810
                              --------   --------       --------   --------

Net profit (loss) per
 share                        $    .01   $    .08       $    .02   $    .06
                              --------   --------       --------   --------

Weighted average
 number of shares
 outstanding                 7,587,000  4,141,545      5,583,350  4,263,144
                             ---------  ---------      ---------  ---------

See Notes to Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                         NINE MONTHS
                                                        ENDED JUNE 30,
                                                     1996           1995
Cash flows from operating activities:

 Net Income                                       $  90,169      $ 253,810
  Items not requiring cash:
  Depreciation and Depletion                         17,772             17
  Services contributed by officers                    --            22,500
  Gain on sale of investment stock                 (187,546)      (362,969)
  Deferred offering costs                             --             6,550
  Deferred income tax expense                         --            20,279
 Changes in operating assets and liabilities:
   Increase (decrease) in accounts
    payable and accrued expenses                     40,807        (12,194)
   Increase in accounts
    receivable and accrued income                   (39,901)          --
   Increase in prepaid expense                       (9,250)          --
                                                  ---------      ---------
 Net cash flows from operations                     (87,949)       (72,007)
                                                  ---------      ---------
 Cash flows from investing activities:
  Acquisition of oil & gas properties                (8,112)       (25,000)
  Additions to mineral properties                      (888)          (250)
  Proceeds from sale of investment stock            187,546        404,628
  Proceeds from sale of oil and gas properties      565,000           --
  Purchase of bonds                                (392,264)          --
                                                  ---------       --------

 Net cash flows from investing activities:          351,282        379,378
                                                  ---------       --------

 Cash flows from financing activities:
  Proceeds from sale of common stock                   --           32,000
  Repayment of notes payable                           --          (13,552)
                                                  ---------       --------

 Net cash flows from financing
  activities:                                          --           18,448
                                                  ---------       --------

 Net increase in cash                               263,333        325,819
 Cash at beginning of period                        446,954        158,272
                                                  ---------      ---------
 Cash at end of period                            $ 710,287      $ 484,091
                                                  ---------      ---------
See Notes To Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                         NINE MONTHS
                                                        ENDED JUNE 30,
                                                       1996        1995

Schedule of non cash investing
  and financial activities:

Unrealized Gain (loss) on equity security          $   (37,371)   $168,591

Issuance of common stock
  for oil and gas properties                         2,375,000

Exchange of accounts payable
  for oil and gas properties                           225,000
                                                   -----------
Total purchase of oil and gas properties             2,600,000

    Oil and gas reserves                            (2,200,000)

    Lease and well equipment                           (50,000)

    Rolling stock                                      (50,000)

    Pipeline                                          (300,000)
                                                   -----------

Cash paid through June 30, 1996                              0
                                                   -----------

See Notes To Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

The Company is engaged in the acquisition of mineral prospects and oil and gas properties. The Company's mineral prospects are in Colorado, Montana and western Canada. The Company's oil and gas properties and areas of interest are in Nebraska, Kansas and Texas. Much of the Company's business has focused on brokering prospects, though in the fiscal quarter it has acquired oil and gas production in Kansas and Texas.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited, condensed financial statements have been prepared in accordance with Item 310 of Regulation SB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended September 30, 1995.

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

In November 1995, the Company acquired an interest in three producing oil wells in Kimball County, Nebraska for $22,000. A total of $12,300 in income was received during the nine month period ending June 30, 1996, and a total of $3,500 in lease operating expenses was paid. Although the wells are generating some income at this time, no study of oil and gas reserves on this property by independent petroleum engineers has been performed and therefore there is no assurance of long term revenue potential.

Pursuant to a February 23, 1996 Agreement and Plan of Reorganization with Powerhouse Resources, Inc., and Crescent Oil and Gas Corporation and an addendum dated March 22, 1996, the Company acquired from Powerhouse Resources, Inc. 100% of Crescent Oil & Gas Corporation. The Company issued 1,000 shares of convertible preferred stock to Powerhouse as payment for Crescent. The number of shares of the Company's Common Stock to be issued on conversion of the preferred stock was to range from 3,000,000 to 4,600,000 depending upon Powerhouse fulfilling certain financial commitments and upon the Company's decision to accept or reject an offshore oil and gas storage depot site in China.

On August 5, 1996 the Company, Powerhouse Resources Inc., and Crescent Oil and Gas Corporation entered into a supplement to the agreement dated February 23, 1996 which substantially modified the original plan of the Company acquiring Crescent Oil and Gas. Effective April 1, 1996 the Company will now acquire only the assets of Crescent known as (a) the Galvin Ranch property, Webb County, Texas; (b) the Levenworth, Kansas gas system pipeline, wells, buildings and equipment; and (c) the East Voss property in Knox County, Texas. In exchange for the acquired properties the Company will issue 3 million shares of its common stock subject to the execution of documents necessary to assign the properties and clear liens and encumbrances against the properties. In addition, one million shares of the Company's Common Stock held in escrow, payable to Powerhouse under certain circumstances, will be canceled and returned to the Company as well as the 1,000 shares of the Company's convertible preferred stock originally issued to Powerhouse Resources, Inc.
As part of the above transaction, the Company will also pay Powerhouse Resources, Inc. the sum of $225,000 cash. The value of the purchase is $2,600,000, including the $225,000 cash paid based on the fair market value of the oil and gas assets acquired. The purchase is being accounted for by Monument using the purchase method of accounting.

The assets acquired from Crescent include: (1) gas wells and a gas gathering system in Kansas; (2) a potential oil water flood unit containing 30 well sites in Knox County, Texas; (3) a 15% working interest and a 2% overriding royalty interest in a major oil and gas lease known as the Galvin Ranch totaling approximately 69,000 acres in Webb County, Texas.

On May 10, 1996 the Company sold approximately one half of its interest in the Galvin Ranch property located in Webb County, Texas to Union Pacific Resources Company, an unaffiliated third party, for $565,000. No gain or loss was recognized on this transaction because the Company assigned a basis of $565,000 to the acquisition of this interest in the Galvin Ranch property, and wrote off that basis against the sales price.

NOTE 3. NOTE RECEIVABLE

Pursuant to a letter agreement dated December 15, 1995, the Company provided Crescent Oil and Gas Corporation ("Crescent"), a non-revolving line of credit for up to $200,000. $81,000 was advanced to Crescent during the quarter ended December 31, 1995 and the remaining $119,000 was advanced during the quarter ending March 31, 1996. The full amount of the note was due March 14, 1996, plus 8% interest. In February, 1996, the Company agreed to loan Crescent an additional $100,000 and the original note was amended to include this amount and an extension of the March 14, 1996 due date was granted. Concurrently with the advance on this line of credit, the Company received a $20,000 payment from Crescent for the right to negotiate a potential merger/acquisition arrangement between the two companies. On April 5, 1996 Crescent repaid the $300,000 loan. See Note 2 for information on the acquisition of oil and gas properties.

NOTE 4.  INCOME TAXES

For the nine months ended June 30, 1996 the Company has accrued an estimated income tax liability in the amount of $21,729. For income tax purposes the Company has no net operating loss carry forwards.

NOTE 5.  SECURITIES PURCHASES

During the quarter ended June 30, 1996 the Company purchased bonds classified as trading securities with an estimated fair value of approximately $392,000. The principal reason for this purchase was to enjoy the higher yield of bonds as compared to holding these funds in a money market account.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had a total of $1,102,551 in cash and marketable securities compared to $446,954 in September 30, 1995. The increase of $665,597 during this period was primarily the result of a $565,000 sale of an oil and gas property, as well as the sale of stocks held for investment at various times during the period.

The Company has been gradually liquidating the securities it holds and using the proceeds in its business. During the nine month period the Company sold a total of 500,000 share of Layfield Resources, Inc. stock and netted $187,546 in cash. The Company's primary sources of capital for operations is (1) existing working capital, (2) the potential value of its investments in securities of others, which may fluctuate, and (3) income generated from producing oil and gas properties acquired during the quarter ended June 30, 1996. Management will continue to monitor the value of the securities held and possible investment opportunities available to maximize the value of these assets. The Company will continue to seek joint venture financing for acquisitions, development and maintenance of its natural resource properties. Management believes that its current cash and investment position will enable it to meet all short-term obligations and seek additional investment opportunities with current and future revenue potential.

In connection with the acquisition of the producing properties of Crescent Oil and Gas, (See Note 2 above), the Company is obligated to maintain the acquired properties which will require routine maintenance and capital expenditures in an undetermined amount. All of the properties require workover of certain wells in order to continue and, hopefully, increase production and to operate on a more profitable basis. Also associated with these properties are royalty payments and equipment lease payments, which the Company is currently renegotiating. It is anticipated that during this transition period, additional expenses for consulting, contract labor, legal and accounting fees will increase significantly, some of which will continue during the long term. In order to meet these immediate and short term obligations, and in an effort to minimize future development expenses associated with some of the properties acquired, the Company has sold a portion of the acquired interest in the property known as the Galvin Ranch (reported herein at Note 2) for $565,000 and it will utilize a portion of the cash received to satisfy these commitments.

RESULTS OF OPERATIONS

In addition to the revenue realized from the sale of Layfield shares noted above, during the quarter ended June 30, 1996, the Company realized a total of $5,589 in interest compared to $2,205 during the quarter ended June 30, 1995. For the nine month period ended June 30, 1996, interest income totaled $16,328 compared to $4,014 for the same period in 1995. An additional $36,793 has been generated from oil and gas properties during the quarter ended June 30, 1996, which was not realized during the same period of 1995.

General and administrative expenses for the quarter and nine months ended June 30, 1996 were up as compared to the comparable periods of the prior year. The quarterly amounts increased from $30,895 in 1995 to $49,817 in 1996, and the nine month amounts increased from $92,110 to $93,110.

In summary, the results for this nine month period show a decrease in revenue of $121,912 over the same period ended June 30, 1995 and a $54,585 increase in expenses.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        N/A

ITEM 2. CHANGES IN SECURITIES

        N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        N/A

ITEM 5. OTHER INFORMATION

In the Company's prior Form 10-QSB, the Company reported that on April 5, 1996, Monument Resources, Inc. (the "Company") acquired all of the outstanding stock of Crescent Oil & Gas Corporation ("Crescent") from Powerhouse Resources, Inc. ("Powerhouse") in exchange for 1,000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"). The shares of Preferred Stock would have been convertible into a total of up to 4,600,000 shares of the Company's Common Stock upon the occurrence of certain events. The actual number would have ranged from 3,000,000 shares to 4,600,000 shares depending upon whether Powerhouse fulfills certain financial commitments and whether the Company decided to accept or reject an offshore oil and gas storage depot site in China. If all such shares of Common Stock were to be issued upon conversion, those shares would represent approximately 50.1% of the Company's Common Stock then outstanding.

The stock issuances were to be made pursuant to an Agreement and Plan of Reorganization ("Agreement") among the Company, Crescent and Powerhouse, the sole shareholder of Crescent. The terms of the Agreement were the result of negotiations between the managements of the Company and Powerhouse. The Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement due to the cost of obtaining such options or evaluations.

Under the terms of the Agreement, the Company had agreed to file a registration statement under the Securities Act of 1933, as amended, covering the shares of Common Stock issuable upon the conversion of the Preferred Stock to enable Powerhouse to sell such shares of Common Stock or make a pro rata distribution of such Common Stock to the shareholders of Powerhouse, which is a publicly held company.

Pursuant to the terms of the Agreement, effective on the closing of the acquisition the Company's Board of Directors was expanded to six (6) persons, and the following persons are now Directors of the Company:

            A.G. Foust (1)
            Stewart A. Jackson (1)
            John J. Womack (1)
            Dennis C. Dowd(2)
            Hunter G. Swanson (2)

            (1)  Continuing Director of the Company.
            (2)  Designees of Powerhouse.

The sixth director was to selected by the five persons currently on the Board at a later date.

On August 5, 1996 the Company, Powerhouse Resources, Inc. and Crescent Oil and Gas Corporation entered into a supplement to the agreement dated February 23, 1996, which substantially modified the original plan of the Company acquiring Crescent Oil and Gas. Effective April 1, 1996 the Company will now acquire only the assets of Crescent known as (a) the Galvin Ranch property, Webb County, Texas; (b) the Levenworth, Kansas gas system pipeline, wells, buildings and equipment; and (c) the East Voss property in Knox County, Texas. The Company did not acquire the Suimork oil depot in China. In exchange for the acquired properties the Company will issue three million shares of its common stock subject to the execution of documents necessary to assign the properties and clear liens and encumbrances against the properties. In addition, one million shares of the Company's common stock held in escrow, payable to Powerhouse under certain circumstances, will be cancelled and returned to the Company as well as the 1,000 shares of the Company's convertible preferred stock originally issued to Powerhouse Resources, Inc. In addition to the issuance of 3,000,000 shares, the Company will pay Powerhouse Resources, Inc. the sum of $225,000 cash.

On July 31, 1996 Mr. Hunter G. Swanson, a member of the Board of Directors resigned.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        N/A

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      MONUMENT RESOURCES, INC.

Date: August 13, 1996                 By:/s/ A.G. Foust
                                         A.G. Foust, President (Chief
                                         Executive Officer, Principal
                                         Financial and Accounting Officer)
                                         and a Director