Form 10KSB
period 1996-09-30
MONUMENT RESOURCES INC
filed 1997-01-29
CIK 818468

                U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year ended:  September 30, 1996

                  Commission File No. 33-15528-D

                     MONUMENT RESOURCES, INC.
 ---------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

          Colorado                                  84-1028449
-------------------------------       ---------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
Incorporation or Organization)

  513 Wilcox Street, P.O. Box 1450, Castle Rock, Colorado  80104
 ---------------------------------------------------------------
   (Address of Principal Executive Offices, Including Zip Code)

                          (303) 688-3993
                   ----------------------------
                    Issuer's Telephone Number

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  None.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes          No    X

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $306,754.

To the best of management's knowledge, no purchases or sales of the issuer's voting stock have occurred, and no market price for such stock has been quoted, in the past 60 days. As a result, the issuer is unable to compute the aggregate market value of the voting stock held by non-affiliates by reference to the price at which the stock was sold, or to the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Documents incorporated by reference:  None.

                              PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     (a) GENERAL DEVELOPMENT OF BUSINESS. The Company was incorporated as Copper Mountain Ventures, Inc. under the laws of the State of Colorado on October 1, 1984. The Company's name was later changed to Monument Resource Development, Inc. and lastly in June, 1987 to Monument Resources, Inc.

     The Company sold 172,500 Units, at $2.00 per Unit, in a public offering which closed in September, 1987. Each Unit consisted of one share of the Company's Common Stock, one Class A common stock purchase warrant (the "A Warrants"), and one Class B common stock purchase warrant (the "B Warrants"). The A and B Warrants expired unexercised during September, 1991.

     On June 30, 1993, the Company effected a 2 for 1 forward split of the shares of the Company's outstanding Common Stock. All financial information and share data in this Form 10-KSB give retroactive effect to this forward split.

     In August 1993, the Company sold 1,152,000 shares of restricted common stock for $288,000 ($.25 per share) through a private placement. One warrant was attached and was exercisable at $.25 per share until October 1, 1996. The Company extended the term of the warrants until July 1, 1997 at an exercise price of $.25 per share until February 1, 1997 and at $.35 per share from February 1, 1997 to July 1, 1997. As of December 31, 1996, none of the 1,152,000 warrants have been exercised.

     (b) NARRATIVE DESCRIPTION OF BUSINESS. The Company's primary activities are to search for, acquire, evaluate and market oil and gas and mineral properties and interests therein. Although the Company has acquired properties in the past, the Company may not be able to acquire additional properties in the future because of its limited capitalization and industry competition. Since exploration, development and production of minerals and oil and gas typically require substantial amounts of capital, the Company intends generally not to engage in major exploration and development activities, except on a carried interest basis. Once an interest in a property is acquired and is identified as warranting substantial exploration or development work, the Company's financial condition may require the obtaining of substantial additional financing to pursue the particular pro-ject(s). In this situation, the Company will probably attempt to sell, lease, or joint venture its interest and retain an overriding royalty, net smelter return royalty, net operating profits royalty or other interest. It is likely that the Company will be required to give up significant interests in its properties in such cases. The Company has recently acquired producing and other oil and gas properties in exchange for its restricted common stock and plans to continue this endeavor if the opportunity presents itself.

MINERAL EXPLORATION AND DEVELOPMENT

     In the past, the Company's activities have involved the evaluation of a number of mineral properties which resulted in the acquisition of interests in two undeveloped mineral prospects located in Colorado and Montana. The Colorado prospect consisted of 5 unpatented lode claims covering approximately 100 gross and net acres. The Colorado prospect was abandoned in 1996 due to its remoteness and lack of third party interest in the project area. The Montana prospect consists of 80 acres of fee land (including minerals) and 100% of the mineral rights to 280 surrounding acres, all owned by the Company. Neither of the prospects has any proven or probable mineral reserves.

     During 1994, the Company acquired interests in four diamond and gold prospects in Canada: a 30% interest in the Surprise River diamond prospect, a 20% interest in the Hunter 2 claim block, the Alberta gold and diamond prospect, and the Wisconsin Mine (gold) property. Interests were acquired by payments of various amounts of cash and by the issuance of the Company's Common Stock and are subject to varying work commitments and/or future royal-ties.

     During 1995, the Company determined that the Surprise River, Hunter 2 and Alberta Gold projects were not appropriate for the Company's further participation, and subsequently these projects have been written off for financial statement purposes.

OIL AND GAS EXPLORATION AND DEVELOPMENT

     During 1995, the Company acquired interests in two oil and gas projects, the Grant gas project in Perkins County, Nebraska, and three producing oil wells in Kimball County, Nebraska. The Grant gas project consisted of approximately 23,000 acres of leases in which the Company has a 100% leasehold interest. The Company had optioned 2,400 acres of these leases to O'Brien Resources Corp. O'Brien was to drill and complete a total of 15 wells to the Niobrara formation by June 1, 1996, to earn its interest. During fiscal 1996, O'Brien Resources Corp. drilled, completed and shut-in two gas wells on the prospect but failed to drill the additional 13 wells and thus relinquished its interest in the property. The Company is evaluating the potential of acquiring the ownership of the two shut-in gas wells which are now held by a third party. Based on the questionable results of the prospect wells, the Company chose not to pay the rentals due on a majority of the additional acreage, reducing the current acreage held in the prospect to approximately 5,000 acres. At September 30, 1996 the Company wrote-off its remaining interest of $58,342 in the Grant gas project. The three producing oil wells in Kimball County are located near the Kleinholz field. The Company's interest in these three wells varies from a 3.33% to a 7.5% net revenue interest. The Company plans to evaluate additional producing wells in the area for potential purchase.

     As of April 1, 1996, the Company acquired three oil and gas properties from Powerhouse Resources, Inc. in exchange for $225,000 in cash and three million shares of the Company's restricted common stock. The three properties acquired were: (1) the Galvin Ranch oil and gas prospect in Webb County, Texas, (2) the Leavenworth County, Kansas gas wells and pipeline system, and
(3) the East Voss oil waterflood project in Knox County, Texas. The purchase was valued by the Company for accounting purposes at $2,600,0000. (See "Financial Statements.")

     The Company analyzes and evaluates a number of properties each year as a part of its business plan. If a property at any stage appears, based on management's criteria, to lack favorable parameters, the Company may decide that no further Company expenditures should be made. The Company intends to abandon, sell or otherwise dispose of certain properties rather than incur expensive holding costs.

PROSPECT GENERATION METHODS

     In order to identify and acquire oil and gas and mineral properties, the following approach to prospect generation is utilized:

     INTERNAL GENERATION OF PROSPECTS. Utilizing the combined years of experience of the Company's management, the Company attempts to generate prospects internally. In doing so, the Company may also retain outside consultants who are specialists in certain geographic areas.

     SCREENING OF PROPERTY SUBMITTALS. Submittals of prospects are encouraged from property owners and other persons in the industry. These prospects are evaluated by the Company's management after a thorough review of available data.

     RESEARCH. The Company's management reviews and evaluates geologic and other industry literature with respect to new techniques and developments that may result in the identification of potential properties which the Company may then evaluate.

PLANNED OPERATIONS

     The Company's business plan has been designed to determine whether the Company's present and future prospects contain any valuable oil and gas or mineral deposits. The activities necessary to accomplish this plan are expected to consist of one or more of the following:

     1. Preliminary examinations of prospects, which includes initial review of county and federal land records with respect to title, onsite inspection of the property, field reconnaissance, study of surrounding properties, literature review and a determination of the best access to the property. This work is normally completed by the Company prior to the decision to acquire a specific property.

     2. Engineering evaluation and reserve studies, mapping of the properties and preparation of geological, geophysical and geochemical maps and reports.

     3. For mineral properties, sampling and assaying of any existing mine workings and rock exposures.

     The Company's business is directed toward identifying oil and gas and mineral properties for possible acquisition. Selected properties are evaluated by the Company and a decision made as to whether or not a particular property fits into the Company's goals. In some cases, selected properties may need considerable additional work such as drilling, recompletion, geophysics and/or sampling. In other cases, properties may already have been more or less evaluated by others or had histories of past production. In either case, management believes it is the role of the Company to evaluate all existing data, generate new ideas and conduct sufficient work to enhance any selected property's overall value. At some point, depending on many factors which are unique to a specific prospect, the Company attempts to acquire or gain a significant interest in a property. The Company thereafter attempts to lease, sell, or enter into a joint venture or other cost sharing arrangement relating to the property. In some cases, the Company may attempt to raise substantial additional funds through debt, equity or other form of financing arrangement. No assurance can be given that a specific property can be sold on terms favorable to the company or that sufficient additional financing can be obtained. To the extent that the Company enters into a cost-sharing arrangement with respect to a property, it is likely that the company will be required to give up a significant part of its interest in the property.

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

     The Company's products during fiscal 1996 were crude oil, natural gas and other petroleum products. Crude oil, natural gas and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which the producing wells are located. In the fiscal year ended September 30, 1996, crude oil and natural gas sales and related revenues accounted for $88,786 or 29% of the Company's revenues, while $187,546 or 61% was income from the sale of investments. The Company is not receiving any mineral revenues.

DISTRIBUTION METHODS OF THE PRODUCTS AND SERVICES

     Not applicable.

STATUS OF ANY PUBLICLY-ANNOUNCED NEW PRODUCTS OR SERVICES

     There has been no public announcement of, and no information otherwise has been made public about, a new product or service which would require the investment of a material amount of the Company's assets, or which otherwise is material.

COMPETITIVE CONDITIONS

     The exploration for and development and production of oil, gas and other minerals are subject to intense competition. The principal methods of competition in the industry for the acquisition of oil, gas and mineral leases and producing properties are the payment of cash bonus payments at the time of acquisition of leases, delay rentals, location damage supplement payments, and stipulations requiring exploration and production commitments by the lessee. Companies with greater financial resources, existing staff and labor forces, equipment for exploration, and vast experience are in a better position than the company to compete for such leases. In addition, the ability of the Company to market any oil and gas which it might produce could be severely limited by its inability to compete with larger companies operating in the same area, which may be willing or able to offer any oil and gas produced by them at a price lower than that of the Company. Exploration and production costs of minerals, particularly precious metals, may impede the ability of the Company to offer such production at competitive prices.

     In addition, the availability of a ready market for oil and gas will depend upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, proximity and capacity of pipelines, and the effect of federal and state regulation of oil and gas sales, as well as environmental restrictions on exploration and usage of oil and gas. Further, it must be expected that competition for leasing of oil and gas prospects will become even more intense in the future. The Company has a minimal competitive position in the oil and gas industry.

     The acquisition of mining claims prospective for precious metals or other minerals is subject to intense competition from a large number of companies and individuals. The ability of the Company to acquire additional leases or additional mining claims could be curtailed severely as a result of this competition.

     The principal methods of competition in the industry for the acquisition of mineral leases is the payment of bonus payments at the time of acquisition of leases, delay rentals, advance royalties, the use of differential royalty rates, the amount of annual rental payments and stipulations requiring exploration and production commitments by the lessee. Companies with far greater financial resources, existing staff and labor forces, equipment for exploration and mining, and vast experience will be in a better position than the Company to compete for such leases.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Raw materials requisite to the transaction of the Company's business include such items as drilling rigs and other equipment, casing pipe, drilling mud and other supplies, core drilling equipment and mining equipment. Such items are commonly available from a number of sources and the Company foresees no short supply or difficulty in acquiring any raw materials relevant to the conduct of its business.

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

     In the oil and gas segment of the Company's business, two companies in fiscal 1996 represented sales in excess of 10% of the Company's total oil and gas revenues for the fiscal year. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from the Company could almost assuredly be replaced by another buyer.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

     The Company does not own any patents, licenses, franchises or concessions except oil, gas and other mineral interests granted by governmental authorities and private landowners.

NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

     Not applicable.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATION

     Oil and gas exploration and production, as well as mining activities, are open to significant governmental regulation including worker health and safety laws, employment regulations and environmental regulations. Operations which occur on public lands may be subject to further regulation by the Bureau of Land Management, the U.S. Army Corps of Engineers or the U.S. Forest Service.

ESTIMATE OF AMOUNTS SPENT ON RESEARCH AND DEVELOPMENT ACTIVITIES

     The Company has not engaged in any material research and development activities since its inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE AND
LOCAL)

     Because the Company is engaged in exploiting natural resources, it is subject to various federal, state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect the Company's earnings potential, and could cause material changes in the Company's proposed business. At the present time, however, the existence of environmental laws does not materially hinder nor adversely affect the Company's business. Capital expenditures relating to environmental control facilities have not been material to the operations of the Company since its inception.

EMPLOYEES AND CONSULTANTS

     The Company currently has one full-time officer, A. G. Foust, President, and a part-time office secretary. Stewart A. Jackson, one of the Company's directors, also spends some of his time on the Company's business. The Company may hire additional personnel as required by its operations and may also engage the services of geological and engineering consultants from time to time to assist in its operations.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company has interests in a number of oil and gas projects and one undeveloped gold and silver prospect in the United States, and one undeveloped gold property in British Columbia, Canada.

     The following subsections set forth information concerning each of the Company's prospects.

OIL AND GAS PROSPECTS

     GALVIN RANCH PROPERTY, WEBB COUNTY, TEXAS

     The Company acquired an interest in this property from Powerhouse Resources, Inc. as of April 1, 1996. The property consists of approximately 60,000 acres of oil and gas leases. The Company's original interest consisted of a 15% working interest and a 2% overriding royalty in the leases. During May, 1996, the Company sold a portion of its interest in the property for $565,000 cash and retains a 15% working interest and a 2% overriding royalty in approximately 13 producing gas wells plus a 2% working interest and a 0.35% to 0.76% overriding royalty on the balance of the acreage.

     KANSAS GAS PROJECT - LEAVENWORTH COUNTY, KANSAS

     The Company acquired an interest in this property from Powerhouse Resources, Inc. as of April 1, 1996. The project consists of approximately 2,000 acres of oil and gas leases with right-of-ways and approximately 30 producing gas wells, over 15 miles of a gas gathering and pipeline system, and necessary equipment and facilities to produce and market the gas production. Currently the wells are producing an aggregate of approximately 300 MCFPD. Management believes a modest workover program will maintain the production at an acceptable level of profitability.

     EAST VOSS WATERFLOOD - KNOX COUNTY, TEXAS

     The Company acquired an interest in this property from Powerhouse Resources, Inc. as of April 1, 1996. The property consists of approximately 330 acres of unitized oil and gas leases containing 21 oil and injection wells. The field is currently on a standby status and the Company is seeking an industry partner to develop the secondary waterflood potential of the project.

     GRANT GAS PROSPECT - PERKINS COUNTY, NEBRASKA

     During May 1995, the Company acquired a 100% leasehold interest on approximately 23,000 acres of undeveloped oil and gas leases for $25,000 in cash and 175,000 shares of restricted common stock. The property is prospective for Niobrara Formation gas and is adjacent to an existing gas transmission line. The leases have a net revenue interest of approximately 84% and they expire in 2000 subject to the payment of delay rentals of $1.00 per acre per year. Most of the delay rental payments were due during March, April and May of 1996. The Company had optioned leases covering 2,400 acres to O'Brien Resources Corp. pursuant to an agreement that provided that O'Brien must drill 15 wells by June 1, 1996 to earn its interest. During fiscal 1995, O'Brien drilled, cased and shut-in two gas wells and then decided not to continue the project and relinquished its interest. Based on the inconclusive results of O'Brien's two wells, the Company elected not to pay the rentals due on approximately 18,000 acres and thus the current acreage held by the Company in the prospect is approximately 5,000 (2,400 acres are held by the shut-in gas wells). The Company is evaluating the potential of the two shut-in wells for possible acquisition from a third party and it will then determine the future of the prospect.

     KIMBALL COUNTY, NEBRASKA.

     During November, 1995 the Company purchased interests in three producing oil wells in Kimball County, Nebraska for $22,000. The Company's net revenue interests in the three wells are 7.50%, 3.93% and 3.33%. These wells were drilled approximately 3 years ago and are currently generating a total of approximately $1,000 per month cash flow to the Company.

GOLD MINING PROSPECTS

     GROUSE PARK PROSPECT, MINERAL COUNTY, COLORADO.

     This prospect consisted of 5 unpatented lode mining claims covering approximately 100 acres. It is located in unsurveyed Sections 21, 22, 27, 28 and 33, Township 40 North, Range 1 East. Due to the remoteness of the prospect, and failure to interest third party investments in the area, the Company abandoned the prospect in 1996.

     DOBLER MINE PROSPECT, BROADWATER COUNTY, MONTANA.

     Monument purchased a 100% ownership in a certain mining property in Broadwater County, Montana, known as the Dobler Mine prospect. The prospect consists of 80 acres of fee land (including minerals) and mineral rights to 280 surrounding acres which the Company acquired during 1989 by exercising an option it held.

     The prospect's abandoned mine is located on the old Dobler Ranch and was discovered by Leopold Dobler, the original owner, around the turn of the century. Based upon unconfirmed reports by unaffiliated third parties, it appears that an inclined shaft was started and hand mining by the Doblers began in 1910; the first shipment to the smelter was made in 1911. The mine was optioned to an individual in 1912 and at that time shaft sinking equipment and mining machinery was installed. Operations continued periodically until 1915 when the mine was allowed to flood and mining was not resumed until 1932 when electric power and pumps were installed and several shipments were made to the smelter by a family enterprise known as Dobler Mines, Inc. The mine was inactive until 1935 when limited operations were continued for a short time. The mine has since been inactive.

     The Company believes that this property is prospective for gold and silver for a high grade underground mine and low grade open pit operation. In addition, the Company is assessing the property's potential real estate value.

     WISCONSIN PROPERTY, NEAR KOOTENAY LAKE, B.C., CANADA

     The Company has acquired, in exchange for 110,000 shares, a 100% interest in the Wisconsin Gold Prospect located on the west side of Kootenay lake in the Nelson Mining District, B.C. The property consists of two Crown granted mineral claims totaling 25.84 hectares (63.85 acres) plus ten surrounding located mineral claims.

     Underground development and drilling have established a steeply inclined gold-bearing sulphide barite-quartz vein system containing a resource tonnage potential estimated at 400,000 tons grading about 4 grams per ton of gold and 35 grams per ton of silver. This material occurs in a zone 2.5 meters in average width, 350 meters in strike length and dip extent of 150 meters. The deposit is open to depth and the potential for parallel zones exists within the property.

     Reevaluation of all data including drilling and mining records, plus field examination, was undertaken in 1995. The Company plans to hold this property for future joint venture or development upon an increase in gold prices. In addition, the property has a residual value for its real estate potential.

DIAMOND PROSPECTS

     BOTSWANA DIAMOND PROJECT

     In July 1993, the Company acquired a 25% interest in three target areas covered by fourteen separate prospecting licenses in the Republic of Botswana in the central southern portion of the continent of Africa.

     The Company entered into agreements with Layfield Resources Inc. and Kingswood Resources Inc. covering exploration on these licenses. Ownership of the licenses was (I) the Company - 25%; Layfield - 25%; and Kingswood - 50%. The Company paid $6,250 to acquire the rights to information on which filing of licenses was based and in May 1994 issued 50,000 shares of its Common Stock pursuant to this agreement.

     In 1994, the Company expended $28,762 in exploration costs and exchanged its interest in the prospect for 1,500,000 shares of common stock in Southern Africa Mineral Corporation, a Canadian public company ("SAF").

     In 1995, the Company sold 1,300,000 shares of common stock of SAF to Layfield Resources, Inc. ("Layfield") in exchange for 3,500,000 shares of common stock of Layfield and $113,405 (U.S.) in cash pursuant to a Letter Agreement dated May 10, 1995, and signed by the Company, Layfield and Yorkton Securities, Inc. ("Yorkton"). The Agreement also required that Yorkton would immediately purchase from the Company 1,000,000 of Layfield's shares for $291,223 (U.S.) (See Notes to Financial Statements.")

     In 1996, the Company sold 500,000 shares of Layfield common stock for $187,546. The Company plans to hold the balance of its Layfield and Southern Africa Mineral Corporation shares (2,000,000 and 200,000) and market them at an appropriate time.

NEW MINERAL PROSPECTS

     The Company continues to pursue the evaluation of a number of oil and gas and mineral prospects. During their respective careers, management has made numerous contacts in the oil and gas and mining industry and has accumulated knowledge concerning location, current ownership, and other information with respect to prospects. Based on this experience and knowledge, management believes that the Company will be able to continue evaluation of prospects on an efficient basis. Even if properties are acquired, substantial additional financing will be required to pursue particular projects. The Company's primary emphasis is directed toward oil and gas and precious metals properties although other situations and minerals may be examined.

     In addition to work on currently owned prospects, efforts are being made to add new prospects. Areas of known favorability for oil and gas and minerals are being studied. Prospect evaluation will be an ongoing effort, utilizing data generated from a number of sources.

PRODUCTION INFORMATION

     NET PRODUCTION, AVERAGE SALES PRICE AND AVERAGE PRODUCTION COSTS
(LIFTING)

     The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the fiscal year ended September 30, 1996 and the average sales prices, average production costs and direct lifting costs per unit of production.

      Net Production           Year Ended September 30, 1996
      --------------                -----------------------------
      Oil (Bbls)                                   978
      Gas (Mcf)                                 71,171

      Average Sales Prices
      --------------------
      Oil (per Bbl)                             $17.84
      Gas (per Mcf)                             $ 2.74

      Average Production Cost<FN1>
      -----------------------
      Per equivalent MCF of gas                 $ 3.29

      Average Listing Costs<FN2>
      ---------------------
      Per equivalent MCF of gas                 $ 2.38
---------------

<FN1>
Production costs include all expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes.
<FN2>
Direct lifting costs do not include impairment expense, ceiling writedown or depreciation, depletion and amortization.

RESERVE INFORMATION

     OIL AND GAS RESERVES

     Oil and gas reserves for the Company's properties have been evaluated at September 30, 1996 by Resource Services International, Inc.

RESERVE CALCULATIONS BY INDEPENDENT PETROLEUM ENGINEERS INVOLVE THE ESTIMATION OF FUTURE NET RECOVERABLE RESERVES OF OIL AND GAS AND THE TIMING AND AMOUNT OF FUTURE NET REVENUES TO BE RECEIVED THEREFROM. THOSE ESTIMATES ARE BASED ON NUMEROUS FACTORS, MANY OF WHICH ARE VARIABLE AND UNCERTAIN. RESERVE ESTIMATORS ARE REQUIRED TO MAKE NUMEROUS JUDGMENTS BASED UPON PROFESSIONAL TRAINING, EXPERIENCE AND EDUCATIONAL BACKGROUND. THE EXTENT AND SIGNIFICANCE OF THE JUDGMENTS IN THEMSELVES ARE SUFFICIENT TO RENDER RESERVE ESTIMATES INHERENTLY IMPRECISE. SINCE RESERVE DETERMINATIONS INVOLVE ESTIMATES OF FUTURE EVENTS, ACTUAL PRODUCTION, REVENUES AMD OPERATING EXPENSES MAY NOT OCCUR AS ESTIMATED. ACCORDINGLY, IT IS COMMON FOR THE ACTUAL PRODUCTION AND REVENUES LATER RECEIVED TO VARY FROM EARLIER ESTIMATES. ESTIMATES MADE IN THE FIRST FEW YEARS OF PRODUCTION FROM A PROPERTY ARE GENERALLY NOT AS RELIABLE AS LATER ESTIMATES BASED ON A LONGER PRODUCTION HISTORY. RESERVE ESTIMATES BASED UPON VOLUMETRIC ANALYSIS ARE INHERENTLY LESS RELIABLE THAN THOSE BASED ON LENGTHY PRODUCTION HISTORY. ALSO, POTENTIALLY PRODUCTIVE GAS WELLS MAY NOT GENERATE REVENUE IMMEDIATELY DUE TO LACK OF PIPELINE CONNECTIONS AND POTENTIAL DEVELOPMENT WELLS MAY HAVE TO BE ABANDONED DUE TO UNSUCCESSFUL COMPLETION TECHNIQUES. HENCE, RESERVE ESTIMATES MAY VARY FROM YEAR TO YEAR.

     ESTIMATED PROVED RESERVES

     The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of the Company for the years ended September 30, 1995 and 1996. See Note 12 to the Consolidated Financial Statements and the above discussion.

     Proved Reserves                            Oil (Bbls)   Gas (Mcf)
     --------------------------------------     ---------    ---------
                                                          (in thousands)
     Estimated quantity, September 30, 1995           -            -

     Sale of reserves                                 -       (3,288)
     Revision of previous estimates                   -            -
     Acquisition of properties                      173        7,524
     Production                                       -          (32)
                                                -------     ---------
     Estimated quantity, September 30, 1996         173        4,204
                                                -------     ---------
                                                -------     ---------

                DEVELOPED AND UNDEVELOPED RESERVES

                                    Developed     Undeveloped      Total
                                    ---------     -----------    ----------
                                                 (in thousands)
     Oil (Bbls)
          September 30, 1996                   173              173

     Gas (Mcf)
          September 30, 1996    1,138        3,066            4,204

TITLE

     OIL AND GAS

     As is customary in the oil and gas industry, the Company performs only a perfunctory title examination at the time of acquisition of undeveloped properties. Prior to the commencement of drilling, in most cases, and in any event where the Company is the Operator, a thorough title examination is conducted and significant defects remedied before proceeding with operations. The Company believes that the title to its properties is generally acceptable to a reasonably prudent operator in the oil and gas industry. The properties owned by the Company are subject to royalty, overriding royalty and other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. The Company does not believe that any of these burdens materially detract from the value of the properties or will materially interfere with their use in the operation of the Company's business.

     The Company has purchased producing properties on which no updated title opinion was prepared. In such cases, the Company has retained third party attorneys to review title.

     MINING

     The Company does not have title opinions on its mining claims or leases and, therefore, has not identified potential adverse claimants nor has it quantified the risk that any adverse claimant may successfully contest all or a portion of its title to the claims. Furthermore, the validity of all unpatented mining claims is dependent upon inherent uncertainties such as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. In the absence of a discovery of valuable minerals, a mining claim is open to location by others unless the claimant is in actual possession of and diligently working the claim (pedis possessio). No assurance can be given with respect to unpatented mining claims in the exploratory stage that a discovery of a valuable mineral deposit will be made.

     To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $100 per claim. Title examinations for a particular claim will be made when and if a significant discovery is made on that claim.

OFFICE FACILITIES

     The Company's Castle Rock, Colorado office consists of approximately 300 square feet and has been leased from an unaffiliated third party for $300 per month on a month-to-month basis since September 6, 1989. In addition, the Company maintains offices on a month-to-month basis in downtown Denver, Colorado at a cost of $1,500 per month.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject and no such proceedings are known to the Company to be contemplated by governmental authorities. The Company knows of no legal proceedings pending or threatened, or judgments entered against, any Director or Officer of the Company in his capacity as such.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended September 30, 1996.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock was traded on the over-the-counter market until November 1992. The Common Stock has not been quoted since November 1992.

     (b) HOLDERS. The estimated number of beneficial owners of the Company's common stock at January 24, 1997, was approximately 145.

     (c) DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1995, the Company had $446,954 in current assets and $441,779 in working capital. As of September 30, 1996, the Company had $953,509 in current assets and $876,758 in working capital. The increase from September 30, 1995 to September 30, 1996, in working capital was due to the sale of a portion of the Company's interest in Layfield Resources, Inc. ("Layfield") and sale of a portion of the Galvin Ranch oil and gas prospect in Webb County, Texas. Proceeds from these sales were reinvested in oil and gas properties and short-term U.S. government securities.

     At the present time, the Company's primary source of cash for operations and exploration is its current working capital, and cash which can be raised by selling shares of SAF or Layfield and its investment in debt securities. The Company has, in the past and plans in the future, to rely on joint venture partners or equity funding to supply most of the funds needed to evaluate and develop its properties. Any inability of the Company to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third party funding may limit development of most of its properties.

     Although the Company intends to use joint venture or equity funding to explore, acquire and, if warranted, develop its properties, the natural resource business is nevertheless very capital intensive.

     Based upon the Company's current status and plans, approximately $75,000 will be needed in 1997 to fund necessary holding expenses on the Company's properties.

     The Company continues to seek joint venture financing for its properties and to acquire properties with near term revenue generating capability. Management's efforts to evaluate, identify and/or acquire such revenue generating prospects and to further develop its existing properties have been ongoing during this past year and, while management is optimistic, there is no assurance that the Company will be successful in securing the required capital.

     RESULTS OF OPERATIONS

     The Company's revenues declined from $371,055 in 1995 to $306,759 in 1996. The decline was due to the $175,423 decrease in gain on sale of investments from

1995 to 1996, since the Company did not liquidate as many of the securities it held in 1996. This decline was offset by the addition of $88,786 in revenue from oil and gas sales for the oil and gas properties acquired by the Company during the fiscal year. Interest income also increased by $22,341 due to the additional interest bearing securities held by the Company.

     The Company's statement of operations shows expenses of general and administrative costs of $125,601 in fiscal 1996 compared to $110,173 in fiscal 1995. The inrease in general and administrative expense was due to the legal and accounting costs associated with the acquisition of the oil and gas properties from Powerhouse Resources, Inc. Abandonment of mineral and oil and gas properties and exploration costs increased from $42,229 in fiscal 1995 to $64,246 in fiscal 1996. The Company abandoned one mineral prospect and a portion of an oil and gas prospect in fiscal 1996 due to disappointing exploration results and three Canadian properties were abandoned in fiscal 1995. Such abandonment will most likely be an ongoing process as the Company continues to attempt to upgrade its property inventory. The Company follows the accounting policy of deferring all acquisition and exploration expenses associated with its mining properties. Accordingly, these costs are not reflected as current expenses but are rather capitalized on the Company's balance sheet. Relating to oil and gas, the Company follows the successful efforts method of accounting policy. The Company's oil and gas operations had expenses of $75,938 in 1996 compared to no oil and gas operating expenses in 1995.

ITEM 7.   FINANCIAL STATEMENTS.

     The Report of the Independent Certified Public Accountants appearing at Page F-1 and the Financial Statements and Notes to Financial Statements appearing at Pages F-2 through F-21 hereof are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Officers of the Company are as follows:

                                                      Served as a
     Name             Age         Position           Director Since

A. G. Foust            53        President and a     October 1, 1984
                                 Director

Stewart A. Jackson     54        Director            January 1, 1992

Dru E. Campbell        45        Secretary                N/A

John J. Womack         76        Director            June 20, 1986

Dennis C. Dowd          55        Director                  April 5, 1996

    All Directors of the Company will hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. The Officers of the Company, who are appointed at the annual meeting of the Board of Directors, hold office until their successors are chosen and qualified, or until their death, resignation or removal. The Company presently has no audit, nominating or executive committee or committees performing substantially similar functions.

    The business experience and principal occupations of each Director and Officer of the Company for at least the past five years are as follows:

    A. G. Foust has been President of the Company since May 1995, and he has been a Director since its inception. He also served as President of the Company since its inception in 1984 until September 1993. From June of 1984 to June of 1986, he was employed as a licensed registered representative and Vice President of Corporate Finance of B. J. Leonard & Company, Inc., a brokerage firm located in Denver, Colorado. From January, 1976 to May, 1984, he was President and Director of Minerals Engineering Company, a corporation with a class of equity securities registered under the Securities Exchange Act of 1934. Minerals Engineering Company, now a wholly-owned subsidiary of Hecla Mining Co., is in the mining business. Mr. Foust has over 30 years of experience in the natural resources industry. From April, 1972 through January, 1976, he served as Assistant Vice President and Loan Officer of the First National Bank of Denver. His responsibilities as a loan officer included providing financial services for natural resource and mining companies. From November, 1969 to April, 1972, he was operations manager at Chorney Oil Company, a privately owned oil and gas exploration and production company, and was responsible for all drilling completions, production and engineering. From 1968 through 1969, he served as a consulting engineer associated with Minerals Management, Inc., Casper, Wyoming. From April, 1968 through November, 1968, he served as District Engineer of Consolidated Oil and Gas, Inc., operating out of Denver, Colorado. From June, 1964 through April, 1968, Mr. Foust was employed as a chemical project engineer with Shell Oil Company, designing and supervising production of water and chemical flood installations. Mr. Foust has a B.S. degree in Chemical Engineering from Montana State University.

    Stewart A. Jackson was President of the Company from September 1993 until May, 1995 and has been a Director since early 1992. He had also served as a director of Layfield Resources, Inc., a publicly-held company listed on the Vancouver Stock Exchange, from 1993 to May 1995. Mr. Jackson has 31 years experience in the mineral industry and has been associated with the Company in a geological consulting capacity for the past two years and as a Director since January 1, 1992. He is actively involved in exploration and development of both base and precious metal deposits in a wide range of environments for both large and small companies. He was responsible for the discovery and development of several major mineral discoveries, including the Red Dog multi-billion dollar zinc deposit in northwestern Alaska for Cominco Resources, Inc., where he was Supervisory Geologist from 1969 to 1977. He was involved in the discovery and development of the Borealis, South McCoy and Manhattan gold deposits in Nevada for Houston Oil and Minerals where he held the position of Manager-Minerals Exploration from 1977 to 1981. He formed Crown Resource Corp. in 1981 and acted as President of that Company until 1987. Crown Resource Corp. (now Crown Resources Corporation) currently has three major gold discoveries in production and several other gold deposits under development. He raised $20 million for the discovery and development of these and other properties before leaving Crown. He is currently involved in exploration and development projects including gold, silver, diamonds and base metals. Mr. Jackson earned a Bachelor of Science degree in Geology from the University of Western Ontario, Master of Science degree in Stratigraphy and Mineral Deposits from the University of Toronto and a Ph.D. in Stratigraphy and Economic Geology from the University of Alberta. In addition to these accomplishments, he has also been author and co-author of numerous geologic publications and received prestigious awards for some. Mr. Jackson resigned as President in May 1995, in order to devote more of his time to his foreign mining activities and is currently on the Board of a number of Canadian mining companies.

    Dru E. Campbell has been employed by the Company on a full and part-time basis since its inception as the office secretary. Ms. Campbell was appointed to fill the position of Secretary of the Corporation in January of 1989 when Mr. Beeder resigned. Ms. Campbell has over 23 years office and secretarial experience.

    John J. Womack retired in early 1982 as Adjutant General and Director of Military Affairs, Department of Defense, State of Montana, a position he had held since 1969. General Womack holds a B.A. degree (1947) and a M.A. degree
(1955) from Western Montana College. In 1954 he formed Pacific Mining and Exploration Company, which developed the Carter Creek iron property in Madison and Beaverhead Counties, Montana. In 1962 he formed Southmont Exploration Company to explore Beaverhead County, Montana for tungsten. In 1980 and 1981, he owned and supervised operations for a heap leach gold venture at the Franklin Mine in Lewis and Clark Counties, Montana. From 1971 through June, 1984, he was a Director of Minerals Engineering Company. General Womack has been retired since June, 1984.

    Dennis C. Dowd became a director of the Company on April 5, 1996. He is the President of Powerhouse Resources, Inc., a company which is involved in the building of small power stations in China. A substantial portion of the Company's oil and gas assets were purchased from a wholly-owned subsidiary of Powerhouse in an exchange of cash and stock. Powerhouse currently owns 3,000,000 shares of the Company's common stock and Mr. Dowd represents Powerhouse on the Company's Board of Directors. Mr. Dowd is also registered as a securities broker with Cohig & Associates and was registered with John C. Kinnard from 1988 to 1995. Mr. Dowd served as President of B.J. Leonard & Co. (1986-1988) and was senior Vice President from 1980 to 1985. Mr. Dowd entered the securities business in 1966 with Bosworth Sullivan and Company (Dain Bosworth). Mr. Dowd has served on the NASD Arbitration Committee since 1986 and served as a member of the NASD District No. 3 Business Conduct Committee from 1988 to 1991. Mr. Dowd attended Regis University, Denver, Colorado, where he received a Bachelor of Science Degree in business in 1963.

    No family relationship exists between or among any of the persons named above except that A. G. Foust and Dru Campbell are married to each other.
None of the Company's Directors are directors of any other company having a class of equity securities registered under the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940, except Dennis Dowd who is also an officer and director of Powerhouse Resources, Inc. which is registered under the Securities Act of 1934. There are no arrangements or undertakings between any of the named Directors and any other persons pursuant to which any Director was selected or nominated as a Director. All persons whose activities will be material to the operations of the Company have been described herein.

    The Company's Directors, Officers and 10% or greater shareholders are not presently subject to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

    The following table sets forth information regarding executive compensation for the Company's President and Chief Executive Officer. No executive officer received compensation in excess of $100,000 for either of the years ended September 30, 1995 and 1996.

                          SUMMARY COMPENSATION TABLE
                                                        Long Term Compensation
                             Annual Compensation           Awards         Payouts
                                           Other                              All
                                           Annual   Restricted  Options/           Other
Name and Principal  Fiscal                 Compen-    Stock       SARs     LTIP    Compen-
    Position         Year   Salary  Bonus  sation    Award(s)   (Number)  Payouts  sation
A. G. Foust,     1995  $ 6,000   -0-    -0-        -0-         -0-       -0-     -0-
  President and  1996  $30,000   -0-    -0-        -0-         -0-       -0-     -0-
  Chief Executive
  Officer

    OPTION/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 1996

                              Percent of
                             Total Options/
                Options/     SARs Granted       Exercise
                  SARs       to Employees       or Base
    Name        (Number)    in Fiscal Year    Price ($/Sh)    Expiration Date

A. G. Foust        -0-           N/A               N/A             N/A

     At the present time, the Company has no retirement, pension or profit sharing programs for the benefit of its employees. However, the Company, in its discretion, may adopt one or more of such programs in the future.

INDEMNIFICATION

     Pursuant to its Bylaws and the Colorado Corporation Code, the Company shall indemnify each Director and Officer against expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with any action, suit or proceeding which he may be made a party by reason of his being or having been made a Director or Officer of the Company, unless he failed to meet certain standards of conduct. If a Director is wholly successful, on the merits or otherwise, he shall be indemnified against reasonable expenses.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "1933 Act") may be permitted to Directors, Officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1933 Act and is therefore unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of January 24, 1997, the number and percentage of shares of the Company's no par value Common Stock (its only class of voting securities), owned beneficially by each Officer and Director, each person known by the Company to own more than five percent of the Company's Common stock, and all Directors and Officers as a group:

                                                           Amount and
                                                           Nature of
Name and Address of                   Beneficial           Percent of
 Beneficial Owner                    Ownership<FN1>          Class
A.G. Foust                            900,000<FN2>           11.62%
4810 West Delaware Drive
Larkspur, CO 80118

Stewart A. Jackson                    464,450                 6.12%
6025 S. Eaton Lane
Littleton, CO  80123

Dru E. Campbell                       182,500<FN3>            2.39%
4810 West Delaware Drive
Larkspur, CO 80118

John J. Womack                        125,000                 1.65%
208 E. Bannack
Dillon, MT 59725

Dennis C. Dowd                     3,000,000<FN4>            39.54%
1624 Market Street, Suite 303
Denver, CO 80202

Powerhouse Resources               3,000,000<FN4>            39.54%
1624 Market Street, Suite 303
Denver, CO 80202

All Officers and                   1,671,950                 21.42%
Directors as a Group
(5 Persons)
__________________

<FN1>
To the Company's knowledge, each person listed has sole voting and investment power over the shares stated as beneficially owned.
<FN2>
Includes 740,000 shares of common stock owned by Mr. Foust and 160,000 shares underlying stock options held by Mr. Foust. Does not include the 122,500 shares of common stock owned by Mr. Foust's wife who is a part-time employee and secretary of the Company. Mr. Foust disclaims beneficial ownership of his wife's shares.
<FN3>
Includes 122,500 shares of common stock owned by Ms. Campbell and 60,000 shares underlying stock options held by Ms. Campbell.
<FN4>
Dennis C. Dowd is also a Director of Powerhouse Resources, Inc. and thus may have some effective control over the Powerhouse shares. Mr. Dowd is Powerhouse's representative on the Company's Board of Directors.

     The Company is unaware of any arrangements, including a pledge of securities, which may cause a change in control of the Company.

     The Company knows of no arrangements the operation of which may result in a change of control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     No Director or Officer of the Company, nominee for election as a Director, security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's voting securities, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same home as such person or who is a director or officer of any parent or subsidiary of the Company, has had any transaction or series of transactions exceeding $60,000, since the beginning of the Company's last fiscal year, or has any presently proposed transaction, to which the Company was or is to be a party, in which any of such persons had or is to have any direct or indirect material interest.

     Powerhouse Resources, Inc., which owns 39.54% of the Company's shares, sold oil and gas properties to the Company in exchange for 3,000,000 shares of restricted common stock and $225,000 in cash in 1996. Dennis C. Dowd is Powerhouse's representative on the Company's Board of Directors.

                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION

  3    Certificate of Incorporation   Incorporated by reference to Exhibit
       and Bylaws                     3 to the Company's Registration State-
                                      ment on Form S-18 (No. 33-15528-D)

  23   Consent of Holben, Boak,       Filed herewith electronically
       Cooper & Co.

  27   Financial Data Schedule        Filed herewith electronically

    (b)  REPORTS ON FORM 8-K.

    Amendment Nos. 1 and 2 to the Company's Current Report on Form 8-K dated April 4, 1996 were filed by the Company on August 15, 1996 and November 15, 1996, respectively, reporting (1) a change in control of the registrant, (2) the acquisition or disposition of assets, and (3) to file financial statements and exhibits related thereto.

                     INDEX TO FINANCIAL STATEMENTS
                                                                PAGE

     Independent Auditors' Report                                F-1

     Balance Sheets as of September 30, 1996 and 1995         F-2, F-3

     Statement of Operations for the Years Ended
     September 30, 1996 and 1995                                 F-4

     Statements of Stockholders' Equity for the
     Years Ended September 30, 1994, 1995 and 1996               F-5

     Statements of Cash Flows for the Years Ended
     September 30, 1996 and 1995                              F-6, F-7

     Notes to Financial Statements                           F-8 to F-21

HOLBEN, BOAK, COOPER & CO.
-----------------------------------------------------------------------------
Certified Public Accountants               1720 S. Bellaire Street, Suite 500
Professional Corporation                   Denver, Colorado 80222
                                           (303) 759-2727 FAX (303) 759-2728

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Monument Resources, Inc. and Subsidiaries
Castle Rock, Colorado

We have audited the accompanying balance sheets of Monument Resources, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monument Resources, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ Holben, Boak, Cooper & Co.
                                              HOLBEN, BOAK, COOPER & CO.

January 15, 1997
Denver, Colorado

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND 1995

                                                         1996         1995
ASSETS                                                ----------   ----------

Current assets:
  Cash                                                $  329,677   $  446,954
  Investment in securities (Note 3)                      596,325            -
  Accounts receivable                                     15,953            -
  Prepaid expense                                         11,554            -

    Total current assets                                 953,509      446,954

Mineral properties (Note 4)                               91,023       96,039
Proved and unproved oil and gas properties,
  successful efforts method, net of accumulated
  depletion (Note 12)                                  1,676,316       67,730
Property and equipment:
  Gas pipeline, net of accumulated depreciation
    (Note 5)                                             289,978            -
  Property and equipment, net of accumulated
    depreciation (Note 5)                                 58,741           12

      Net property and and equipment                     348,719           12

Investment in securities, at market (Note 3)             491,914      175,000

        Total assets                                  $3,561,481   $  785,735
                           (Continued)

See notes to financial statements

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND 1995
                           (CONTINUED)

                                                         1996         1995
LIABILITIES AND STOCKHOLDERS' EQUITY                  ----------   ----------

Current liabilities:
  Accounts payable and accrued expenses               $   22,320   $    5,175
  Accounts payable, stockholder (Note 9)                  54,431            -
    Total current liabilities                             76,751        5,175

Commitments (Notes 6, 9 and 13)

Stockholders' equity (Notes 3 and 6):
  Preferred stock, no par value, authorized
    1,000,000 shares; none issued                              -            -
  Common stock, no par value, authorized
    10,000,000 shares; issued and outstanding
    7,587,000 in 1996 and 4,587,000 in 1995            3,531,210    1,156,210
  Accumulated (Deficit)                                 (531,985)    (544,241)
  Unrealized gain on investment
    in securities (Note 3)                               485,505      168,591

      Total stockholders' equity                       3,484,730      780,560

Total liabilities and stockholders' equity            $3,561,481   $  785,735

See notes to financial statements

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     STATEMENT OF OPERATIONS

                                                  Years Ended September 30,
                                                       1996       1995

Revenue:
  Oil and gas sales                                 $   88,786   $         -
  Gain on sale of investments (Note 3)                 187,546       362,969
  Interest                                              30,427         8,086

                                                       306,759       371,055

Expenses:
  Oil and gas operating expense                         75,938             -
  General and administrative                           125,601       110,173
  Abandonment and impairment of mineral
    and oil and gas properties and exploration
    costs (Notes 4 and 12)                              64,246        42,229
  Depreciation and amortization                         28,718            23

                                                       294,503       152,425

Income before provision for income taxes                12,256       218,630

Provision for income taxes (Note 8)                          -       (20,279)

Net income                                          $   12,256    $  198,351

Net income per share of common stock                $        -    $     0.04

Weighted average number of shares
  outstanding                                        6,087,092     4,587,000

See notes to financial statements

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    Unrealized
                                        Common Stock    Accumulated  Gain on
                                      Shares     Amount   (Deficit) Securities
                                    ------------------- ----------- ----------
Balances, September 30, 1994        4,092,000 $1,057,960 $(742,592) $      -

Exercise of stock options by
officer at $.10 per share (Note 6)    320,000     32,000         -         -

Common stock issued for oil and gas
property at $.25 per share (Note 6)   175,000     43,750         -         -

Contribution of services by
officers (Note 5)                           -     22,500         -         -

Unrealized gains on securities
available for sale (Note 3)                 -          -         -   168,591

Net income                                  -          -   198,351         -

Balances, September 30, 1995        4,587,000  1,156,210  (544,241)  168,591

Common stock issued for oil and
gas properties at $.79 per share
(Note 6)                            3,000,000  2,375,000         -         -

Unrealized gains on securities
availablefor sale (Note 3)                  -          -         -   316,914

Net income                                  -          -    12,256         -

Balances, September 30, 1996       $7,587,000 $3,531,210 $(531,985) $485,505

See notes to financial statements

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CASH FLOWS

                                                  Years Ended September 30,
                                                       1996        1995
Cash flows from operating activities:
  Net income                                        $  12,256    $ 198,351
  Items not requiring cash:
    Amortization and depreciation                      28,718           23
    Services contributed by officers                        -       22,500
    Gain on sale of securities                       (187,546)    (362,969)
    Abandonment and impairment of mineral
      and oil and gas properties                       64,246       41,460
    Deferred offering costs expensed                        -        6,550
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable                 (15,953)           -
    (Increase) in prepaid expenses                    (11,554)           -
    Increase (decrease) in accounts payable
      and accrued expenses                             71,576      (16,079)
        Net cash flows from (used in) operations      (38,257)    (110,164)

Cash flows from investing activities:
  Purchase of securities                             (596,325)           -
  Advance to related party                           (300,000)           -
  Repayment of advance                                300,000            -
  Acquisition of oil and gas and mineral properties  (235,241)     (26,730)
  Proceeds from sale of oil and gas properties        565,000        2,500
  Proceeds from sale of securities                    187,546      404,628
        Net cash flows from (used in)
          investing activities                        (79,020)     380,398

Cash flows from financing activities:
  Exercise of stock options                                 -       32,000
  Repayment of notes payable, related party                 -      (13,552)
        Net cash flows from financing activities            -       18,448

Net increase (decrease) in cash                      (117,277)     288,682

Cash at beginning of period                           446,954      158,272

Cash at end of period                               $ 329,677    $ 446,954
                           (Continued)

See notes to financial statements

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CASH FLOWS
                           (Continued)

    SCHEDULE OF NON-CASH INVESTMENTS AND FINANCIAL ACTIVITIES

                                                    Years Ended September 30,
                                                         1996          1995
                                                    -------------------------
Issuance of common stock
for properties                                      $ 2,375,000     $  43,750

Unrealized gain on securities available
for sale                                            $    38,652     $ 168,591

Income taxes paid                                   $     1,000     $  20,279

Interest paid                                       $         -     $     803

See notes to financial statements

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Monument Resources, Inc. and Subsidiaries (the "Company") was organized under the laws of the State of Colorado on October 1, 1984. The Company is in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing and selling production from its oil and gas properties. The Company's mineral properties are in Montana and British Columbia, Canada. The Company's oil and gas properties are in Webb and Knox counties, Texas, Leavenworth County, Kansas and Kimball County, Nebraska. The Company also operates a gas pipeline in conjunction with its Leavenworth gas wells.

The Company has a substantial investment in mineral and oil and gas properties. The Company may not have sufficient capital to fully explore its mineral holdings or to develop some of its oil and gas properties, which will require a significant investment. The Company has in the past relied on joint venture partners to supply most of the funds needed to explore or develop its properties, and may also rely on such partners for similar funding in the future. As a result, the ability of the Company to obtain outside funding may be critical to the Company's exploration and development of some of its properties. As a result of these factors, recovery by the Company of its investments in these properties cannot be assured.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, formed for the purpose of owning real property in British Columbia, and its wholly owned Kansas subsidiary, COG Transmission Corporation, acquired in 1996. All intercompany transactions and balances have been eliminated in consolidation.

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

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OIL AND GAS PROPERTIES (Continued)

Undeveloped properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

PROPERTY, EQUIPMENT AND GAS PIPELINE

Depreciation and amortization of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. The gas pipeline is being amortized on units-of-gas production method based on the production of the gas wells served by the pipeline. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

INCOME (LOSS) PER COMMON SHARE

Income or (loss) per common share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding. Warrants and stock options are not included in the computation if the effect of such inclusion would be antidilutive and would increase the earnings or decrease loss per share.

STATEMENT OF CASH FLOWS

For the purposes of the statement of cash flows, the Company has determined that certificates of deposit and investments with maturities of three months or less will be treated as cash and cash equivalents for purposes of the statements of cash flows.

CREDIT RISK

The Company maintains substantially all of its cash balances at three banks. As of September 30, 1995, the amounts deposited at three of those banks exceeded by immaterial amounts the $100,000 limit insured by the Federal Deposit Insurance Corporation.

INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS IN SECURITIES

The Company follows Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS 115, the Company's investments in securities have been classified as available for sale since they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded at current market value on the balance sheet with an offsetting amount representing unrealized gains recorded as a component of stockholders' equity.

The current market value is derived from published newspaper quotations as of September 30th. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

NOTE 2 - ESTIMATES AND RISKS

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to impairments of mineral and oil and gas properties, oil and gas reserves and future cash flow from the pipeline. The actual future results in the above areas may differ from the estimated amounts.

Financial statement accounts which potentially subject the Company to concentrations of credit risk consist primarily of cash and investments in securities. The Company attempts to deposit its cash with high quality financial institutions in amounts less than the federal insurance limit of $100,000 (see Note 1), in order to limit credit risk. The Company's investments in bonds are considered to have minimum credit risk since they are U.S. government instruments. The Company's investments in common stock are considered to have substantial credit risk since the stock is in companies without a long history of successful operations and whose market values are variable and cyclical.

The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which the Company carries catastrophe insurance. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, the Company's oil and gas dollar reserve estimates are calculated net of future cleanup and abandonment costs.

NOTE 3 -  INVESTMENT IN SECURITIES

In May 1994, the Company exchanged its interest in a diamond prospect in Botswana, southern Africa (Note 3) for 1,500,000 common shares in the common stock of Southern Africa Minerals Corporation ("SAMC") (12.34% of the then issued and outstanding shares). The Company recorded the investment in 1,500,000 shares of SAMC stock at its cost basis in the Botswana prospect.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 3 - INVESTMENTS IN SECURITIES (Continued)

In May 1995, the Company sold 1,300,000 shares of the common stock of SAMC to Layfield Resources, Inc. ("Layfield") in exchange for 3,500,000 shares of common stock of Layfield and $113,405 (U.S.) in cash. Simultaneously, the Company sold 1,000,000 shares of Layfield to Yorkton Securities, Inc. ("Yorkton") for $291,223 (U.S.). This transaction represented the settlement of a lawsuit commenced by Layfield in January 1995 in the Supreme Court of British Columbia in which Layfield had sought specific performance of an earlier alleged agreement between Layfield and the Company involving the sale by the Company to Layfield of all 1,500,000 shares of SAMC owned at the time by the Company.

The Company has recorded its remaining 200,000 shares of SAMC at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") since May 1995. The 2,500,000 shares of Layfield were initially restricted from trading; however, after the restrictions on Layfield were lifted during fiscal 1996, the Company sold 500,000 shares of Layfield, recognizing a gain of $187,546. Based on the demonstrated liquidity and marketability of the Layfield shares, and in accordance with SFAS 165, the Company has recorded its investment in the remaining 2,000,000 shares of Layfield at fair value, determined from published market listings, as of September 30, 1996. The resulting unrealized gain for the securities has been recorded as a component of stockholders' equity. The market value is based on the closing bid price on the respective exchanges. These shares are classified by the Company as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

The Company's investment in bonds consists of various U.S. government financial instruments. The Company considers these bonds to be currently available for sale and has no timetable for sale or redemption. Nevertheless, the Company does not expect to hold the bonds to maturity.

Investments in securities are summarized as follows at September 30, 1996:

                                                   Gross
                                                 Unrealized         Fair
                                                    Gain            Value
                                                 ----------      ----------
Available-for-sale securities:
  Common stock                                   $ 485,505       $  491,914
  Debt securities (maturing in 1 to 3 years)             -          596,325
                                                 ---------       ----------
                                                 $ 485,505       $1,088,239

NOTE 4 - MINERAL PROPERTIES

GROUSE PARK, MINERAL COUNTY, COLORADO

At September 30, 1995, the Grouse Park prospect, with remaining capitalized costs of $5,397 consisted of 5 unpatented lode mining claims covering approximately 100 acres. During the year ended September 30, 1996, the Company determined that the prospect did not merit further investment and abandoned the claims, with a corresponding write off of its investment.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 4 - MINERAL PROPERTIES (Continued)

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The precious metals Dobler prospect, with capitalized costs of $57,825 at September 30, 1996 and 1995, consists of 80 acres of fee simple land (including minerals) and mineral rights to 280 surrounding acres.

The Company is continually trying to locate joint venture opportunities to further explore the property and has considered selling the property. Alternative uses of the mineral property are supplying flux to a nearby smelter or selling the property as ranch land. The property's value as a homesite approximates the Company's capitalized costs in the prospect.

SURPRISE RIVER PROSPECT, NORTHWEST TERRITORIES, CANADA

In 1994, the Company acquired a 30% interest in the Surprise River diamond prospect in Canada in exchange for 200,000 restricted shares of the Company's common stock. The interest is subject to various royalties and future possible earn-ins by other companies. For financial statement purposes, the transaction was treated as an exchange of common stock for mineral interests and was recorded at the seller's cost of $28,800. Exploration efforts during the Summer of 1995 did not yield promising results and the Company wrote off its investment in this prospect in fiscal year 1995.

HUNTER 2 CLAIM BLOCK, NORTHWEST TERRITORIES, CANADA

In 1994, the Company acquired a 20% interest in the Hunter 2 Claim Block diamond prospect in exchange for 200,000 restricted shares of the Company's common stock. Exploration efforts during the Summer of 1995 did not yield promising results and the Company wrote off its investment in this prospect in fiscal year 1995.

ALBERTA GOLD AND DIAMOND PROSPECT, ALBERTA, CANADA

In 1994, the Company acquired a 40% interest in property permits in northeastern Alberta, Canada. Consideration included $2,860 plus 50,000 restricted shares of the Company's common stock. In 1995, the Company determined it would not pursue further exploration on this prospect and wrote off its investment in the year ended September 30, 1995.

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

In 1994, the Company acquired the Wisconsin Mine Property, which consisted of two patented gold mining claims covering approximately 64 acres, plus ten surrounding unpatented mining claims. The Company issued 110,000 shares of its restricted common stock for the property. For financial statement purposes, the transaction was accounted for as an exchange of common stock for mineral interests and was recorded at a fair market value of $30,000 (U.S.), which then and now approximates the value of the underlying patented land.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 4 - MINERAL PROPERTIES (Continued)

ALL MINERAL PROPERTIES

Total mineral costs for all properties capitalized were $888 and $96,039 for the years ended September 30, 1996 and 1995, respectively. Total impairments or write-offs of mineral properties were $5,904 and $41,460 for the years ended September 30, 1996 and 1995, respectively.

NOTE 5  - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:
                                                   1996         1995
                                                ---------      ------
     Land                                       $  12,500      $    -
     Machinery and equipment                       51,736         495
                                                ---------      ------
                                                   64,736         495
     Less:  Accumulated depreciation               (5,495)       (483)
                                                ---------      ------
            Net property and equipment             58,741          12

     Pipeline                                     300,000           -
                                                ---------      ------
     Less:  Accumulated amortization              (10,022)          -
                                                ---------      ------
            Net pipeline                          289,978           -
                                                ---------      ------
            Net property and equipment          $ 348,719      $   12
                                                ---------      ------

Depreciation expense charged to operations was $15,033 and $23 in fiscal 1996 and 1995, respectively.

The useful lives of property and equipment for purposes of computing depreciation are:

          Machinery and equipment     5 years
          Pipeline                    Useful life of gas production,
                                      approximately 5 to 7 years

NOTE 6 -  STOCKHOLDERS' EQUITY

The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 1996, no shares of preferred stock have been issued.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

In 1993, the Company sold 1,152,000 shares of restricted common stock for $288,000 ($.25 per share) through a private placement. One warrant was attached to each share and was exercisable for a period of three years from the completion of the offering (to 1997) at $.25 per share. On September 23, 1996, the Company extended the exercise period and amended the exercise price of the warrants such that the warrants may be exercised from October 1, 1996 to February 1, 1997 at $.25 per share and from February 1,1997 to July 1, 1997 at $.35 per share. As of September 30, 1996, none of the 1,152,000 warrants have been exercised.

During fiscal 1995, officers contributed management and administrative services to the Company valued at $22,500, which have been recorded as an expense and a contribution to equity. There was no such contribution during fiscal 1996.

In May 1995, the Company issued 175,000 restricted shares of common stock and $25,000 in exchange for 100% of the working interest in approximately 22,000 acres of oil and gas prospects in Perkins County, Nebraska (see Note 12). The 175,000 shares were valued at $43,750, which approximated seller's acquisition and exploration costs.

Effective April 1, 1996, the Company acquired various oil and gas properties and a gas pipeline from Crescent Oil and Gas Corporation ("Crescent"), a wholly owned subsidiary of Powerhouse Resources, Inc. ("Powerhouse"), in exchange for 3,000,000 shares of the Company's common stock and $225,000. As part of the sale, the Company agreed that Powerhouse may demand that the Company undertake a registration of Powerhouse's 3,000,000 shares for sale to the public and that the right to make such a demand expires on April 1, 1999. Should a registration occur, Powerhouse is obligated to pay half of the registration costs, which are estimated to total $50,000. For accounting purposes, The Company valued the property purchase at $2,600,000, which was the sum of the estimated fair value of the estimated oil and gas reserves, the present value of the cash flow of the pipeline and the net realizable value of the equipment.

NOTE 7 - STOCK OPTION PLANS

During 1986, the Company adopted an Employees' Incentive Stock Option Plan (the "Employees' Plan"). The exercise price of the shares covered by stock options granted pursuant to the Employees' Plan must be, at a minimum, 100% of the quoted market value of the stock at the time the option is granted. No options are outstanding under the Employees' Plan.

During 1986, the Company adopted a Directors' Stock Option Plan (the "Directors' Plan") for the benefit of the non-employee directors of the Company. The exercise price of the shares covered by options granted pursuant to the Directors' Plan must be $1.60 per share. With respect to each individual option granted under the Directors' Plan, the Board of Directors will determine separately the number of shares, the option period, and the limitations which will apply to the exercise of options. No options are outstanding under the Directors' Plan.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 7 - STOCK OPTION PLANS (Continued)

In January 1993, the Company granted stock options (exclusive of the above plans) to the officers in lieu of compensation. The options are for 540,000 shares and are exercisable for the five years beginning January 14, 1993 at a price of $.10 per share, which price was in excess of market value of the Company's shares at the date of grant. In May 1995, the Company's former President, Stuart Jackson, exercised all of his options for 320,000 shares of the Company's common stock at $.10 per share.

NOTE 8 - INCOME TAXES

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

Components of the provision for income tax for the years ended September 30, consist of the following:
                                        1996      1995
         Current:                     ------    -------
              Federal                 $    -    $15,750
              State                        -      4,529
         Deferred:
              None                         -          -
                                      ------    -------
                                      $    -    $20,279

The provision for income taxes for the years ended September 30, 1996 and 1995 differs from the amounts computed by applying the federal tax rate to income before income taxes. The reasons for the differences are as follows:

     As a percent of pretax income:    1996     1995
                                      ------    -----
     Tax at federal statutory rate     20.0%    34.0%
     Contributed services               0.0      3.5
     Net loss carry forward             0.0    (99.9)
     Sale of securities                 0.0     63.7
     Property write off               (20.0)     6.4
     Other                              0.0      1.6
                                      ------    -----
      Provision for income taxes         0.0%     9.3%

Net deferred tax assets at September 30, 1996 and 1995 consist of the following:

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 8 - INCOME TAXES (Continued)

                                          1996         1995
                                       ---------    ---------
      Deferred tax liabilities         $  (3,890)   $       -
      Deferred tax assets:
        Securities valuation             128,499      159,308
        Mining prospects written off           -       16,128
        Pipeline amortization             19,442            -
          Total                          144,051      175,436

      Less:  valuation allowance        (144,051)    (175,436)
                                       ---------    ---------
        Net deferred tax assets        $       -    $       -

At September 30, 1996, the Company has no operating loss carry forwards since they were totally utilized in connection with the sale of SAMC and acquisition of Layfield common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the years ended September 30, 1996 and 1995, the Company paid $5,174 and $5,329, respectively, to the wife of the Company's current president for administrative and secretarial services. She is also a shareholder and officer of the Company.

The Company utilizes on a rent-free basis some office furniture and equipment owned by the officers.

Prior to the Company's purchase of the Crescent oil and gas properties in April 1996, the Company advanced Crescent's parent, Powerhouse, $300,000 to be used by Powerhouse to pay off liens and creditors of Crescent. Powerhouse paid the creditors and then repaid the $300,000 to the Company in April 1996. At September 30, 1996, the Company owed Powerhouse $54,431, which was the final amount due on the purchase of the oil and gas properties from Crescent.

At September 30, 1996 and 1995, the Company's current president owned 9.75% and 16% of the outstanding shares of common stock, respectively, and one of the Company's current directors (formerly president) owned 6.12% and 10% as of each year end, respectively. During 1995, the former president conveyed 870,000 shares to the current president and other directors.

NOTE 10 - MAJOR CUSTOMERS

The Company derived in excess of 10% of its revenue from various sources (oil and gas sales and sale of securities) as follows:

                                               Company
                                              A       B
                                             -----------
          Year ended:  September 30, 1995    98%      0%
                       September 30, 1996    61%     21%

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 11 - SEGMENT INFORMATION

The Company operates in two industry segments within the United States: (1) oil and gas exploration and development and (2) mineral exploration and development.

Identified assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, furniture, fixtures and equipment.

Segment information consists of the following:

                                                Year ended September 30,
                                                  1996           1995
     Revenues:                                 ----------     ----------
       Oil and gas                             $   88,786     $        -
       Mineral                                          -              -
       General corporate                          217,973        371,055
                                               ----------     ----------
         Total revenue                         $  306,759     $  371,055
                                               ----------     ----------
     Results of operations
       (excluding overhead and
         interest costs)
           Oil and gas                         $  (74,212)    $        -
           Mineral exploration                     (5,904)       (42,229)
           General corporate operations            92,372        260,859
                                               ----------     ----------
             Net income (loss)                 $   12,256     $  218,630
                                               ----------     ----------
     Depreciation, depletion, amortization
       and valuation charged to
       identifiable assets:
         Oil and gas depletion                 $   28,718     $        -
         General corporate                              -             23
                                               ----------     ----------
           Total                               $   28,718     $       23
                                               ----------     ----------
     Capitalized cash expenditures:
       Oil and gas                             $  234,353     $   26,480
                                               ----------     ----------
       Mineral                                 $      888     $      250
                                               ----------     ----------
     Identifiable assets, net of
       accumulated depreciation,
       depletion and amortization:
         Oil and gas                           $2,040,988     $   67,730
         Mineral exploration                       91,023         96,039
         General corporate operations           1,429,470        621,966
                                               ----------     ----------
           Total                               $3,561,481     $  785,735

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 12 - OIL AND GAS ACTIVITIES

In May 1995, the Company acquired a 100% leasehold interest in approximately 22,000 acres of undeveloped oil and gas leases in Perkins County, Nebraska for $25,000 cash and 175,000 shares of the Company's restricted common stock (valued at $43,750), or approximately $3 per acre. (Note 6). During the year ended September 30, 1996, a third party drilled several wells on the property under a farmout agreement. The reserves thus discovered were of marginal value and the Company abandoned most of the leases and wrote off the remainder in the year ended September 30, 1996.

In November 1995, the Company acquired an interest in three producing oil wells in Kimball County, Nebraska for $22,000 in cash.

Effective April 1, 1996, the Company acquired oil and gas properties and a gas pipeline from Crescent Oil and Gas Corporation ("Crescent"). The purchase included the Leavenworth Kansas proved producing and proved undeveloped gas properties and the nearby gas pipeline, various equipment associated with the pipeline, proved producing and proved undeveloped gas properties in Texas known as Galvan Ranch property and proved producing and proved undeveloped oil properties and related surface equipment in East Voss, Texas. These properties constitute the major percentage of the oil and gas reserves of the Company at September 30, 1996. The Company valued the purchase at $2,600,000, based on the estimated fair value of the property. In addition to the oil and gas properties, the Company purchased 100% of the stock of COG Transmission Corporation ("COG"), which had title to the gas pipeline prior to the sale to the Company. No purchase value was allocated to the purchase of COG by the Company.

In May 1996, the Company sold half of its interest in the Galvan Ranch property for $565,000 in cash. The Company recognized no gain or loss on the transaction since the selling price equaled the basis assigned by the Company at the time of purchase on April 1, 1996.

CAPITALIZED COSTS

Capitalized costs associated with oil and gas producing activities are as follows:
                                                    September 30,
                                                 1996         1995
                                              ----------------------
     Unproved properties                      $        -     $67,730
     Proved properties                         1,690,000           -
     Accumulated depreciation,
       depletion and amortization                (13,684)          -

     Net capitalized costs                    $1,676,316     $67,730

COSTS INCURRED

Information relating to the Company's costs incurred in its oil and gas property acquisition, exploration and development activities is summarized as follows:

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 12 - OIL AND GAS ACTIVITIES (Continued)

                                                    September 30,
                                                 1996         1995
                                              ----------------------
     Proved developed acquisitions            $2,322,000     $     -
     Proved undeveloped acquisitions                   -      67,730
                                              ----------     -------
       Total costs incurred                   $2,322,000     $67,730

RESULTS OF OPERATIONS

Results of operations for oil and gas producing activities are as follows:

                                                    September 30,
                                                 1996         1995
                                              ----------------------
     Revenues                                 $  88,786     $      -
     Production costs                           (75,938)           -
     Depreciation and depletion                 (28,718)           -
     Abandonments                               (58,342)           -
                                              ---------     --------
     Results of operations
       (excluding corporate overhead)         $ (74,212)    $      -

UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of June 30, 1996 and 1995 were prepared by Resource Services International. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 12 - OIL AND GAS ACTIVITIES (Continued)

     Changes in Proved Reserves                  (Bbls)     (MCF)
                                                  (in thousands)

     Estimated quantity, September 30, 1995           -        -
       Revisions of previous estimates                -        -
       Acquisitions at April 1, 1996                173    7,524
       Sales of reserves                              -   (3,288)
       Production                                     -      (32)
                                                    ---   ------
     Estimated quantity, September 30, 1996         173    4,204

     Proved reserves at year   Developed    Undeveloped     Total
     end                                   (in thousands)
     -----------------------   ---------   --------------   -----
     Oil (Bbls)
          September 30, 1995        -             -             -
          September 30, 1996        -           173           173

     Gas (MCF)
          September 30, 1995        -             -             -
          September 30, 1996     1,138        3,066         4,204

UNAUDITED STANDARDIZED MEASURE

The following table presents a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas reserves and available net operating loss carryforwards. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money.

The following presents the principal sources of the changes in the standardized measure of the discounted future net cash flows:

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 12 - OIL AND GAS ACTIVITIES (Continued)

Unaudited Standardized Measure (Continued)

                                        September 30,
                                       1996         1995
                                     --------      ------
                                         (in thousands)
     Future cash inflows             $ 10,077      $    -
     Future production and
       development costs                5,557           -
     Future income tax expense           (962)          -
                                     --------      ------
     Future net cash flows              3,558           -

     10% annual discount for es-
     timated timing of cash flows      (2,073)          -
                                     --------      ------
     Standardized measure of
       discounted future net
       cash flows                    $  1,485      $    -

NOTE 13 - LEASES

The Company has an operating lease for a gas compressor that it uses in its pipeline operation. Lease costs in fiscal 1996 amounted to $18,316. The lease was renewed on October 1, 1996 for six months at $1,500 per month. Thereafter, the lease is renewable on a month to month basis.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MONUMENT RESOURCES, INC.

Date:  January 28, 1997       By/s/ A.G. Foust
                                    A.G. Foust, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signature                      Title                      Date

/s/ A.G. Foust              President (Chief Executive     January 28, 1997
A.G. Foust                  Officer, Principal Financial
                            and Accounting Officer)
                            and Director

/s/ Stewart A. Jackson      Director                       January 28, 1997
Stewart A. Jackson

------------------------    Director
John J. Womack

/s/ Dennis C. Dowd          Director                       January 28, 1997
Dennis C. Dowd