Form 10QSB
period 1996-12-31
MONUMENT RESOURCES INC
filed 1997-02-14
CIK 818468

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1996

                      Commission File Number: 33-15528-D

                   MONUMENT RESOURCES, INC. AND SUBSIDIARY
       -----------------------------------------------------------------
       (Exact name of Small Business Issuer as Specified in its Charter)

        Colorado                                     84-1028449
-------------------------------            --------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

       513 Wilcox Street, Suite 220, PO Box 1450, Castle Rock, Colorado 80104
       ----------------------------------------------------------------------
            Address of Principal Executive Offices, Including Zip Code

                              (303) 688-3993
                        ---------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes ---   No -X-

As of February 12, 1997, 7,587,000 shares of common stock, no par value per share, were outstanding.

                 MONUMENT RESOURCES, INC. AND SUBSIDIARIES

                                   INDEX

PART I.  FINANCIAL INFORMATION                           Page Number

         Balance Sheets as of December 31, 1996
         and September 30, 1996                               3

         Statements of Operations for the
         Three Months Ended December 31, 1996 and 1995        3

         Statements of Cash Flows for the
         Three Months Ended December 31, 1996 and 1995        4

         Notes to Financial Statements                        5

         Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                           8

PART II. OTHER INFORMATION                                    10

                MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                              BALANCE SHEETS

                             ASSETS
                                           (Unaudited)          (Audited)
                                           December 31,       September 30,
                                              1996                1996
Current Assets
 Cash                                      $  272,389          $  329,677
 Investment in Securities                     604,825             596,325
 Accounts Receivable                           40,753              15,953
 Prepaid Expense                                6,539              11,554

Total Current Assets                          924,506             953,509

Mineral Properties                             91,023              91,023
Proved and Unproved Oil & Gas
  properties, successful efforts method
  net of accumulated depletion (Note 2)     1,666,775           1,676,316
Property and equipment:
  Gas pipeline, net of accumulated
  depreciation (Note 2)                       287,844             289,978
  Property and Equipment, net of
  accumulated depreciation (note)              55,000              58,741

Net Property and Equipment                    342,844             348,719

Investment in Securities, at Market
 (Note 2)                                     491,914             491,914

Total Assets                               $3,517,062          $3,561,481
See Notes to Financial Statements.

                  MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                               BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS EQUITY

                                             (Unaudited)      (Audited)
                                             December 31,    September 30,
                                                1996              1996
Current Liabilities
 Accounts Payable and Accrued Expenses       $   24,224       $   22,320
 Accounts Payable, Stockholder                   20,344           54,431

Total Current Liabilities                        44,568           76,751

Stockholder's equity:
Preferred Stock, No Par Value, authorized
  1,000,000 shares; none issued.
Common Stock, No Par Value, authorized
  10,000,000 shares; issued and outstand-
  ing - 7,587,000 on September 30, 1996
  and December 31, 1996                       3,531,210        3,531,210
Accumulated Deficit                          (  544,221)      (  531,985)
Unrealized Gain on Investment in
  Securities (Note 1)                           485,505          485,505

Total Stockholders Equity                     3,472,494        3,484,730

Total Liability and Stockholder's Equity     $3,517,062       $3,561,481
See Notes to Financial Statements.

                  MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                         Three Months Ended December 31,
                                           1996                  1995
Revenue
 Oil and Gas Sales                      $  58,033             $   1,691
 Interest                                  10,674                 4,054

Total                                      68,207                 5,745

Expenses
 Oil and Gas Operating Expense             24,898                   200
 General and Administrative                37,550                22,981
 Depletion, Depreciation and
  Amortization                             18,495                 1,100

Total                                      80,943                24,281

Net Loss Before Taxes                   (  12,236)            (  18,536)

Income Taxes                                 -0-                   -0-

Net                                     (  12,236)            (  18,536)

Net Loss per Share                          Nil                  Nil

Weighted Average number of
  shares outstanding                    6,847,200             4,587,000
See Notes to Financial Statements.

                  MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                         Three Months Ended December 31,
                                           1996                  1995

Cash flows from operating activities:
  Net (loss) Income                      $( 12,236)           $( 18,536)
  Items not requiring cash:
   Amortization/Depreciation and
    Depletion Services contributed
    by officers                             18,495                1,100

Changes in operating assets and
 liabilities:
  Decrease in prepaid Expense                5,015                 -0-
  Increase (decrease) in accounts
   payable and accrued expenses          (  32,183)               2,363
     (Increase) Decrease in accounts
     receivable and accrued income       (  24,800)           (     284)
Net Cash Flows from Operations           (  45,709)           (  15,357)

Cash Flows from investing activities:
 Investment in Securities                (   8,500)                -0-
  Loan to Oil Company                                         (  81,000)
  Acquisition of oil and gas
   properties                            (   3,079)           (  22,333)
  Additions to mineral properties             -0-             (     888)
  Recovery of cost of oil and gas
   properties                                 -0-                10,000

Net Cash Flows from investing
 activities                              (  11,579)           (  94,221)

Net increase (decrease) in cash          (  57,288)           ( 109,578)
Cash at beginning of period                329,677              446,954
Cash at end of period                   $  272,389           $  337,376
See Notes to Financial Statements.

                  MONUMENT RESOURCES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1.

NATURE OF OPERATIONS

The Company is engaged in the acquisition of mineral prospects and oil and gas properties. The Company's mineral prospects are in Colorado, Montana and Western Canada. The Company's oil and gas properties and areas of interest are in Nebraska, Kansas and Texas. Much of the Company's business has focused primarily on brokering prospects, though in the past year it has acquired oil and gas production in Nebraska, Kansas and Texas.

USE OF ESTIMATES

The Company uses estimates in the preparation of its financial statements, primarily in the determination of depletion and realizable value of its investments in securities. Management has calculated depletion costs of its producing oil properties based on its estimate of recoverable reserves. Management has estimated the realizable market value of its investment in Southern Africa Minerals Corporation and Layfield Resources, Inc. based on the trading price on the Toronto Exchange.

CONCENTRATION OF CUSTOMERS

The Company's revenues and cash flow in the near term will come from the sale of its investments in securities and from its oil and gas properties. The cash realized from the sale of securities is dependent on the market prices on Canadian exchanges and on the demand for large blocks of stock. Revenues and cash from oil and gas operations will likely be concentrated in a few purchasers as well as the then market prices of petroleum production.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited, condensed financial statements have been prepared in accordance with Item 310 of Regulation SB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended September 30, 1996.

                  MONUMENT RESOURCES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

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

PROPERTY, EQUIPMENT AND GAS PIPELINE

Depreciation and amortization of property and equipment are expenses in amounts sufficient to relate the expiring costs of depreciable assets to operation over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. The gas pipeline is being amortized on units-of-gas production method based on the production of the gas wells served by the pipeline. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

                  MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

NOTE 2.  OIL AND GAS ACTIVITIES

In November 1995, the Company acquired an interest in three producing oil wells in Kimball County, Nebraska for $22,000 in cash.

Effective April 1, 1996, the Company acquired oil and gas properties and a gas pipeline from Crescent Oil & Gas Corporation ("Crescent"). The purchase included the Leavenworth Kansas proved producing and proved undeveloped gas properties and the nearby gas pipeline, various equipment associated with the pipeline, proved producing and proved undeveloped gas properties in Texas known as the Galvan Ranch property and proved producing and proved undeveloped oil properties and related surface equipment in East Voss, Texas. These properties constitute the major percentage of the oil and gas reserves of the Company at December 31, 1996. The Company valued the purchase at $2,600,000, based on the estimated fair value of the property. In addition to the oil and gas properties, the Company purchased 100% of the stock of C.O.G. Transmission Corporation ("COG"), which had title to the gas pipeline prior to the sale to the Company. No purchase value was allocated to the purchase of COG by the Company.

In May 1996, the Company sold half of its interest in the Galvan Ranch property for $565,000 in cash. The Company recognized no gain or loss on the transaction such the selling price equaled the basis assigned by the Company at the time of purchase on April 1, 1996.

                  MONUMENT RESOURCES, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had a total $272,389 in cash and $879,938 in working capital compared to $329,677 in cash and $876,758 in working capital at September 30, 1996, reflecting a decrease in cash of $57,288 and an increase in working capital of $3,180. The decrease in cash during this period was the result of the paydown of accounts payable to Powerhouse Resources, Inc. of approximately $36,000 relating to the Kansas and Texas acquisition and an increase in general and administrative costs of approximately $14,000 cause by increased audit, legal and consulting fees associated with the Company's expanded activities.

At the present time, the Company's primary source of cash for operations and exploration is its current working capital, and cash which can be raised by selling shares of SAF or Layfield and its investment in U.S. Government treasury securities. The Company has, in the past and plans in the future, to rely on joint venture partners or equity funding to supply most of the funds needed to evaluate and develop its properties. Any inability of the company to raise additional capital through a stock offering, to liquidate its securities holding or obtain third party funding may limit development of most of its properties.

Although the Company intend to use joint venture or equity funding to explore, acquire and, if warranted, develop its properties, the natural resource business is nevertheless very capital intensive.

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

RESULTS OF OPERATIONS

Revenues from oil and gas sales increased significantly from $1,691 in the quarter ended December 31, 1995 to $58,033 in the quarter ended December 31, 1996 due to the revenue from oil and gas properties in Kansas and Texas which were acquired during April 1996. Interest income increased by $6,620 to $10,674 due to the higher level of cash on hand during the quarter ended December 31, 1996.

Oil and Gas Operating expenses increased significantly from $200 in the quarter ended December 31, 1995, to $24,898 in the quarter ended December 31, 1996, due to the expenses involved in operating the newly acquired Kansas and Texas properties.

General and Administrative expense totalled $37,550 compared to $22,981 during the quarter ended December 31, 1995 reflecting an increase of approximately $14,570 or 63%. This increase was due to an increase in audit and accounting fees and legal fees associated with recent acquisitions. Rent expense increased from $900 per quarter to approximately $4,285.00 per quarter because the Company now maintain offices in Denver as well as Castle Rock, Colorado. Officers salary increased $3,000 from $6,000 a quarter at December 31, 1995 to $9,000 for the quarter ended December 31, 1996.

                  MONUMENT RESOURCES, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        N/A

ITEM 2. CHANGES IN SECURITIES
        N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        N/A

ITEM 5. OTHER INFORMATION
        N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibit 27 - Financial Data Schedule   Filed herewith electronically

   (b)  Reports on Form 8-K.  None.

                 MONUMENT RESOURCES, INC. AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MONUMENT RESOURCES, INC.
                                   (Registrant)

                                   By: /s/  A.G. Foust
                                       A.G. Foust
                                       President (Chief Executive Officer,
                                       Principal Financial and Accounting
                                       Officer) and a Director

Date:     February 12, 1997