Form 10QSB
period 1997-03-31
MONUMENT RESOURCES INC
filed 1997-05-13
CIK 818468

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

               Commission File Number:  33-15528-D

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
-----------------------------------------------------------------
(Exact name of Small Business Issuer as Specified in its Charter)

         Colorado                                    84-1028449
----------------------------                 ---------------------------------
(State of other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

513 Wilcox Street, Suite 220, PO Box 1450, Castle Rock, CO  80104
-----------------------------------------------------------------
    Address of Principal Executive Offices, Including Zip Code

                          (303) 688-3993
                    --------------------------
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]          No [ ]

As of May 12, 1997, 7,147,000 shares of common stock, no par value per share, were outstanding.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                              INDEX

PART I.   FINANCIAL INFORMATION                    Page Number

       Balance sheets as of March 31, 1997
       and September 30, 1996                          3

       Statements of Operations for the
       Three Months and Six Months ended
       March 31, 1997 and 1996                         5

       Statements of Cash Flows for the
       Six Months Ended March 31, 1997 and 1996        6

       Notes to Financial Statements                   7

       Management's Discussion and Analysis
       of Financial Condition and results of
            operations                                11

                   PART II.  OTHER INFORMATION

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          BALANCE SHEETS

                              ASSETS

                                         (Unaudited)          (Audited)
                                           March 31,         September 30,
                                             1997                1996
                                          -----------        ------------
Current Assets
  Cash                                    $   116,944         $    329,677
  Investment in Securities (Note 5)           613,898              596,325
  Accounts Receivable                          43,743               15,953
  Prepaid Expense                               3,175               11,554
                                          -----------         ------------
Total Current Assets                          777,760              953,509

Mineral Properties                             92,718               91,023
Proved and Unproved Oil & Gas
  properties, successful efforts method
  net of accumulated depletion (Note 2)     1,675,114            1,676,316

Property and equipment:
  Gas pipeline, net of accumulated
  depreciation (Note 4)                       278,607              289,978
  Property and Equipment, net of
  accumulated depreciation (Note 4)            72,882               58,741
                                          -----------         ------------
Net Property and Equipment                    351,489              348,719

Investment in Securities, at Market
 (Note 5)                                     274,896              491,914
                                          -----------         ------------
Total Assets                               $3,171,977           $3,561,481
                                          -----------         ------------

                See Notes to Financial Statements.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS EQUITY

                                         (Unaudited)          (Audited)
                                           March 31,         September 30,
                                             1997                1996
                                          -----------       ------------
Current Liabilities
  Accounts Payable and Accrued Expenses   $   29,451         $   22,320
  Accounts Payable, Stockholder                  -0-             54,431
                                          -----------       ------------
Total Current Liabilities                 $   29,451         $   76,751

Stockholder's equity:
Preferred Stock, No Par Value, authorized
  1,000,000 shares; none issued
Common Stock, No Par Value, authorized
  10,000,000 shares; 7,587,000 issued
  and outstanding on September 30, 1996
  and 7,647,000 shares issued and
  7,147,000 shares outstanding on
  March 31, 1997 (Note 3)                3,546,210           3,531,210
Accumulated Deficit                     (  582,171)          ( 531,985)
Unrealized Gain on Investment in
  Securities                               268,487             485,505
                                        -----------        ------------
                                         3,232,526           3,484,730

Less common stock in treasury,
  at cost, 500,000 shares (note 3)       (  90,000)                -0-
                                        -----------       ------------
Total Stockholders Equity                3,142,526          3,484,730
                                        -----------       ------------
Total Liability and
  Stockholder's Equity                  $3,171,977         $3,561,481
                                        -----------       ------------

                See Notes to Financial Statements.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     STATEMENT OF OPERATIONS
                           (UNAUDITED)

                               Three months          Six months
                                     Ended March 31,       Ended March 31,
                                     1997       1996       1997      1996
                                  ----------  ---------  ---------  ---------
Revenue
  Oil & Gas Sales                     75,752      2,545    133,785      4,405
  Interest                            11,195      6,685     21,869     10,739
  Other                                9,454        -0-      9,454        -0-
  Gain on stock sale                    -0-      69,325        -0-     69,325
                                  ----------  ---------  ---------  ---------
Total                                 96,401     78,555    165,108     84,469

Expenses
  Oil & Gas Operating Expense         42,583      1,133     67,481      1,569
  Dry Hole Costs                      15,000        -0-     15,000        -0-
  General and Administrative          55,550     20,379     93,100     43,293
  Depletion, Depreciation and
  Amortization                        21,218      1,872     39,713      2,972

Total                                134,351     23,384    215,294     47,834

Net Profit (Loss) Before Taxes       (37,950)    55,171   ( 50,186)    36,635

Income Taxes                             -0-      7,000        -0-      7,000

Net Profit (Loss)                    (37,950)    48,171   ( 50,186)    29,635

Net Profit (Loss) per share              -0-        .01        -0-        -0-

Weighted Average number
  of shares outstanding            7,626,330  4,587,000  7,606,662  4,587,000

                See Notes to Financial Statements.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     STATEMENT OF CASH FLOWS
                           (UNAUDITED)

                                                Six Months Ended March 31,
                                                   1997            1996
                                                ----------      ----------
Cash Flows from operating activities:

Net Income (Loss)                               (   50,186)         29,635
Items not requiring cash:
  Depreciation, Depletion & Amortization            39,713           2,972
  Decrease in Prepaid expense                        8,379
  Increase in Accounts Receivable               (   27,790)     (    5,284)
  Increase (decrease) in Accounts
  Increase in Investment in Securities          (   17,573)            -0-
  Increase (decrease) in Accounts
    Payable and accrued expenses                (   47,300)          6,491
                                                ----------      ----------
Net Cash flow from operations                   (   94,757)         33,814
                                                ----------      ----------
Cash flows from investing activities:

Loan to oil company                                    -0-       ( 300,000)
Additions to oil and gas properties             (   39,281)      (  25,611)
Additions to mineral properties                 (    1,695)      (     888)
Additions to vehicles and equipment             (    2,000)            -0-
Recovery of cost of oil and gas properties             -0-          10,000
                                                ----------      ----------
Net Cash Flows from investing activities:       (   42,976)      ( 316,499)
                                                ----------      ----------
Cash flows from financing activities:

Deferred acquisition credit                            -0-          20,000
Sale of common stock                                15,000             -0-
Repurchase of common stock                      (   90,000)            -0-
                                                ----------      ----------
Net cash flows from financing activities:       (   75,000)         20,000
                                                ----------      ----------
Net decrease in cash                            (  212,733)      ( 262,685)

Cash at beginning of period                        329,677         446,954
                                                ----------      ----------
Cash at end of period                              116,944         184,269
                                                ----------      ----------

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1.

NATURE OF OPERATIONS

The Company is engaged in the acquisition of mineral prospects and oil and gas properties. The Company's mineral prospects are in Montana and Western Canada. The Company's oil and gas properties and areas of interest are in Nebraska, Kansas and Texas. Much of the Company's business has focused primarily on brokering prospects, though in the past year it has acquired oil and gas production in Nebraska, Kansas and Texas.

USE OF ESTIMATES

The Company uses estimates in the preparation of its financial statements, primarily in the determination of depletion and realizable value of its investments in securities. Management has calculated depletion costs of its producing oil properties based on its estimate of recoverable reserves. Management has estimated the realizable market value of its investment in Southern Africa Minerals Corporation and Layfield Resources, Inc. based on the trading price on the Toronto Stock Exchange and the Vancouver Stock Exchange respectively.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited, condensed financial statements have been prepared in accordance with Item 310 of Regulation SB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended September 30, 1996.

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

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

OIL AND GAS PROPERTIES

The Company follows the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expenses as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

PROPERTY, EQUIPMENT AND GAS PIPELINE

Depreciation and amortization of property and equipment are expenses in amounts sufficient to relate the expiring costs of depreciable assets to operation over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. The gas pipeline is being amortized on units-of-gas production method based on the production of the gas wells served by the pipeline. When such assets are sold or otherwise disposed of, the cost of accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

The Financial Accounting Standards Board recently issued Standard No. 128, Earnings per Share. The statements simplifies the standards for computing earnings per share and makes them compatible to international standards. FAS128 supersedes Accounting Principles board Opinion No. 15 and replaces the presentation of primary EPS with a presentation of basic EPS. The standard also requires dual presentation of basic and diluted EPS on the face of income statement for all entities with complex capital structures and provides evidence on other computation charges.

The Company is aware of this new standard but does not know what the expected impact the new standard will have, if any, on the financial position and the results of operations of the Company once the standard is adopted.

NOTE 2.  OIL AND GAS ACTIVITIES

In November 1995, the Company acquired an interest in three producing oil wells in Kimball County, Nebraska for $22,000 in cash.

Effective April 1, 1996, the company acquired oil and gas properties and a gas pipeline from Crescent Oil & Gas Corporation ("Crescent"). The purchase included the Leavenworth Kansas proved producing and proved undeveloped gas properties and the nearby gas pipeline, various equipment associated with the pipeline, proved producing and proved undeveloped gas properties in Texas known as the Galvan Ranch property and proved producing and proved undeveloped oil properties and related surface equipment in the East Voss Field. These properties constitute the major percentage of the oil and gas reserves of the Company at December 31, 1996. The company valued the purchase at $2,600,000, based on the estimated fair value of the property. In addition to the oil and gas properties, the Company purchased 100% of the stock of C.O.G. Transmission

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

Corporation ("COG"), which had title to the gas pipeline prior to the sale to the Company. No purchase value was allocated to the purchase of COG by the Company.

In May 1996, the Company sold half of its interest in the Galvan Ranch property for $565,000 in cash. The Company recognized no gain or loss on the transaction such the selling price equaled the basis assigned by the Company at the time of purchase on April 1, 1996.

In January, 1997, the Company acquired a 5% working interest in three wells to be drilled in Kimball County, Nebraska for $15,000. These wells were drilled to the Cretaceous "J" Sand during March, 1997. No commercial quantities of oil and gas were found and the wells were plugged and abandoned. The costs incurred by the Company were written off to dry hole expense during the second quarter.

NOTE 3.  STOCKHOLDER'S EQUITY

In 1993, the Company sold 1,152,000 shares of restricted common stock for $288,000 ($0.25 per share) through a private placement. On warrant was attached to each share and was exercisable for a period of three years from the completion of the offering (to 1997) at $0.25 per share. on September 23, 1996, the Company extended the exercise period and amended the exercise price of the warrants such that the warrants may be exercised from October 1, 1996 to February 1, 1997 at $0.25 per share and from February 1, 1997 to July 1, 1997 at $0.35 per share. As of March 31, 1997, 60,000 warrants have been exercised.

Effective April 1, 1996, the Company acquired various oil and gas properties and a gas pipeline from Crescent Oil & Gas Corporation ("Crescent"), a wholly owned subsidiary of Powerhouse Resources, Inc. ("Powerhouse"), in exchange for 3,000,000 shares of the Company's common stock and $225,000. As part of the sale, the Company has the first right of refusal to purchase any of its shares offered for sale by Crescent, at the price offered as any bonafide purchase. During the quarter ended March 31, 1997, the Company repurchased 500,000 shares of its common stock for $90,000.

NOTE 4.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:
                                    March 31, 1997    September 30, 1996
                                    --------------    ------------------
Land                                    $  12,500        $  12,500
Machinery and Equipment                    70,914           51,736
                                        ---------        ---------
                                           83,414           64,236
Less: Accumulated depreciation           ( 10,532)       (  5,495)
                                        ---------        ---------
Net property and equipment                 72,882          58,741
                                        ---------        ---------
Pipeline                                  300,764         300,000
Less: Accumulated amortization           ( 22,157)       ( 10,022)
                                        ---------       ---------
Net pipeline                              278,607         289,978

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

Depreciation expense charged to operations was $17,171 for the six months ended March 31, 1997 and $15,033 for the fiscal year ended September 30, 1996.

The useful lives of property and equipment for purposes of computing depreciation are:

     Machinery and equipment       5 years
     Pipeline                      Useful life of gas production,
                                   approximately 5 to 7 years.

NOTE 5.  INVESTMENT IN SECURITIES

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

The current market value is derived from published newspaper quotations as of March 31, 1997. At the time of sale, a gain or loss is recognized in the statement of operation using the cost basis of securities sold as determined by specific identification.

The Company's investment in bonds consists of various U.S. government financial instruments. The Company considers these bonds to be currently available for sale and has no timetable for sale or redemption. Nevertheless, the Company does not expect to hold the bonds to maturity.

Investments in securities are summarized as follows at March 31, 1997 and September 30, 1996:

Available for sale securities:

                               Gross
                             Unrealized
                                Gain       Fair Value      Fair Value
                             At March 31   At March 31   At September 30
                             -----------   -----------   ---------------
common stock                   $268,487     $274,896       $  491,914
debt securities                     -0-      613,898          596,325
                               --------     --------       ----------
                               $268,487     $888,794       $1,088,239
                               --------     --------       ----------

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had a total of $116,944 in cash and $739,105 in working capital compared at September 30, 1996, reflecting a decrease of $212,733 in cash and a $137,653 decrease in working capital. The decrease in cash during the six months ended March 31, 1997 was the result of additions to mineral, oil and gas properties and vehicles and equipment of approximately $60,000, the repurchase of Company stock for the treasury of $90,000, an increase in accounts receivable of $28,000 and a reduction of accounts payable of $38,000.

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

RESULTS OF OPERATIONS

Revenues from oil and gas sales increased significantly for the quarter and six months ended March 31, 1997 from $2,545 and $4,405 to $75,752 and $133,785, a 287% and 294% increase. These increases were due to the acquisition of producing oil and gas properties in Kansas and Texas during April 1996. Interest income increased by $4,510 to $11,195 during the quarter and $11,130 to $21,869 for the six months ended March 31, 1997 due primarily to increased investments in corporate government and municipal bonds.

Oil and gas operating expenses increased significantly from $1,133 and $1,569 for the quarter and six months ended March 31, 1997 to $42,583 and $67,481 due to the expense involved in operating the newly acquired Kansas and Texas properties.

General and Administrative expenses totaled $55,550 and $93,100 compared to $20,379 and $43,293 for the three and six months periods ended March 31, 1997. These increases reflect an increase in administrative costs associated with operating properties acquired in Kansas and Texas as well as increased audit, accounting and legal fees associated with recent acquisitions. Office expense increased from approximately $900 per quarter to approximately $5,600 per quarter because the Company now maintains offices in Denver as well as Castle Rock, Colorado. Officers' salaries increased from $6,000 per quarter at March 31, 1996 to $9,000 per quarter at December 31, 1996 and $12,000 per quarter at March 31, 1997.

                   PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            N/A

ITEM 2.     CHANGES IN SECURITIES
            N/A

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            N/A

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            N/A

ITEM 5.     OTHER INFORMATION
            N/A

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibit 27 - Financial Data Schedule  Filed herewith
                                                       electronically.

            (b)  Reports on Form 8-K.  None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MONUMENT RESOURCES, INC.

                           By:  /s/ A.G. Foust
                                A.G. Foust
                                President (Chief Executive Officer,
                                Principal Financial and Accounting
Date:  May 12, 1997                  Officer) and a Director