Form 10QSB
period 1997-06-30
MONUMENT RESOURCES INC
filed 1997-08-14
CIK 818468

              U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC

                           Form 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June  30,  1997

               Commission File Number:   33-15528-D

           MONUMENT RESOURCES,  INC.  AND SUBSIDIARIES
-----------------------------------------------------------------
(Exact name of Small Business Issuer as Specified in its Character)

        Colorado                                      84-1028449
--------------------------                 ---------------------------------
(State of other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

              P.O. Box 1450, Castle Rock, CO   80104
   -----------------------------------------------------------
    Address of Principal Executive Offices, Including Zip Code

                          (303) 688-3993
                  -----------------------------
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  ( x )           No  (   )

As of August 12, 1997, 6,147,000 shares of common stock, no par value per share, were outstanding.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                              INDEX

PART I.  FINANCIAL INFORMATION                           Page Number

         Balance sheets as of June 30, 1997
         and September 30, 1996                             3

         Statements of Operations for the
         Three Months and Nine Months ended
         June 30, 1997 and 1996                             5

         Statements of Cash Flows for the
         Nine Months Ended June 30, 1997 and 1996           6

         Notes to Financial Statements                      8

         Management's Discussion and Analysis
         of Financial Condition and results of
         operations                                        14


PART II. OTHER INFORMATION                                 15

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
MONUMENT RESOURCES, INC. AND SUBSIDIARIES
BALANCE SHEETS

ASSETS
                                            (Unaudited)     (Audited)
                                            June 30,       September 30,
                                              1997              1996
                                           ----------        ----------
Current Assets:

     Cash                                  $   49,694        $  329,677
     Investment in Securities (Note 5)        624,762           596,325
     Accounts Receivable                       24,104            15,953
     Prepaid Expense                            9,357            11,554
                                           ----------        ----------
Total Current Assets                       $  707,917        $  953,509
                                           ----------        ----------

Mineral Properties                             92,718            91,023
Proved and Unproved Oil and Gas
properties, successful efforts
method net of accumulated
depletion (Note 2)                          1,683,251         1,676,316

Property and Equipment:
 Gas pipeline, net of accumulated
 depreciation (Note 4)                        291,018           289,978
 Property and Equipment, net of
 accumulated depreciation (Note 4)             51,789            58,741
                                           ----------        ----------

Net Property and Equipment                    342,807           348,719

Investment in Securities, at
     Market (Note 5)                          173,665           491,914
                                           ----------        ----------
Total Assets                               $3,000,358        $3,561,481
                                           ----------        ----------
                See Notes to Financial Statements

MONUMENT RESOURCES, INC. AND SUBSIDIARIES
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS EQUITY

                                           (Unaudited)      (Audited)
                                             June 30,       September 30,
                                              1997             1996
                                           ----------       ----------
Current Liabilities:
     Accounts Payable and Accrued
     Expenses                              $   24,119       $   22,320
     Accounts Payable, stockholder
     (Note 3)                                 120,000           54,431
                                           ----------       ----------
Total Current Liabilities                  $  144,119       $   76,751

Stockholder's equity:

Preferred Stock, No Par Value authorized
  1,000,000 shares; none issued
Common Stock, No Par Value, authorized
  10,000,000 shares; 7,587,000 issued
  and outstanding on September 30, 1996
  and 7,647,000 shares issued and
  6,147,000 shares outstanding on
  March 31, 1997 (Note 3)                    3,546,210        3,531,210
Accumulated Deficit                           (607,227)        (531,985)
Unrealized Gain on Investment in
  Securities                                   167,256          485,505
                                            ----------       ----------
                                            $3,106,239       $3,484,730
Less common stock in treasury,
 at cost, 1,500,000 shares (Note 3)           (250,000)             -0-

Total Stockholders Equity                    2,856,239        3,484,730

Total Liability and Stockholder's Equity    $3,000,358        $3,561,481

                See Notes to Financial Statements

MONUMENT RESOURCES, INC. AND SUBSIDIARIES
STATEMENT OF OPERATIONS
(UNAUDITED)
                                   Three months            Nine months
                                   Ended June 30,         Ended June 30,
                                   1997      1996        1997       1996
                                ---------  ---------   ---------  --------
Revenue
     Oil & Gas Sales               78,364     36,793     212,149    41,198
     Interest                      11,504      5,589      33,373    16,328
     Other                         10,250        -0-      10,500       -0-
     Gain on stock sale               -0-    118,221         -0-   187,546
                                ---------  ---------   ---------  --------
Total                             100,118    160,603     256,022   245,072

Expenses
     Oil & Gas Operating
     Expenses                      56,443     35,029      123,924   36,598
     Dry Hole Costs                   -0-        -0-       15,000      -0-
     General and Admin.            40,958     49,817      134,058   93,110
     Depletion, Depreciation
     and Amortization              18,569     14,800       58,282   17,772
                                ---------  ---------    --------- ---------
Total                             115,970     99,646      331,264   147,480

Net Profit (Loss)
     Before Taxes                 (15,852)     60,957      (75,242)  97,592

Income Taxes                           -0-        423           -0-   7,423
                                ---------  ---------   ---------  ---------

Net Profit (Loss)                 (15,582)    60,534     (75,242)    90,169
                                ---------  ---------   ---------  ---------
Net Profit (Loss)
     Per share                        -0-        .01        (.01)       .02
                                ---------  ---------   ---------  ---------
Weighted Average number of
      shares outstanding        7,626,330  7,587,000   7,453,690  5,583,350
                See Notes to Financial Statements

MONUMENT RSOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Nine Months
                                                   Ended June 30,
                                                 1997         1996
                                               --------    ---------
Cash flows from operating activities:
   Net Income (Loss)                          $(75,242)   $  90,169
   Items not requiring cash:
   Depreciation and Depletion                   58,282       17,772
   Gain on sale of investment stock                 --     (187,546)

   Changes in operating assets and liabilities:
   Increase in investment in securities        (28,437)
   Increase (decrease)in Accounts
     Payable and accrued expenses               67,368       40,807
   Increase in Accounts Receivable
     and accrued income                         (8,151)     (39,901)
   Increase (Decrease)in prepaid expenses        2,197       (9,250)
                                              --------      -------
   Net cash flows from operations               16,017      (87,949)

Cash flows from investing activities:
   Acquisition of oil & gas properties         (57,305)      (8,112)
   Additions to vehicles & equipment            (2,000)          --
   Additions to mineral properties              (1,695)        (888)
   Proceeds from sale of investment stock           --      187,546
   Proceeds from sale of oil and gas
     properties                                     --      565,000
   Purchase of bonds                                --     (392,264)
     Net cash flows from investing
        activities                             (61,000)     351,282

Cash flows from financing activities:
   Proceeds from sale of common stock           15,000           --
   Repurchase of common stock                 (250,000)          --
   Net cash flows from financing
      activities                              (235,000)          --

   Net increase (decrease) in cash            (279,983)     263,333

   Cash at beginning of period                 329,677      446,954
                                              --------      -------
   Cash at end of period                      $ 49,694     $710,287
                                              --------      -------
                See Notes to Financial Statements

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                      Nine Months
                                                     Ended June 30,
                                                    1997          1996
                                                 ---------      ---------
Schedule of non cash investing
     and financial activities:

Unrealized Gain (loss) on equity security        $(318,249)     $  (37,371)

Issuance of common stock
     for oil and gas properties                         --       2,375,000

Exchange of accounts payable
     for oil and gas properties                         --         225,000
                                                 ---------      ----------

Total purchase of oil and gas properties               --        2,600,000

Oil and gas reserves                                   --       (2,200,000)

Lease and well equipment                               --          (50,000)

Rolling stock                                          --          (50,000)

Pipeline                                               --        (300,000)
                                                ---------      ----------
Cash paid through June 30, 1996                 $     -0-      $      -0-
                                                ---------      ----------
                See Notes to Financial Statements

MONUMENT RESOURCES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS

The Company is engaged in the acquisition of mineral prospects and oil and gas properties. The Company's mineral prospects are in Montana and Western Canada.

The Company's oil and gas properties and areas of interest are in Nebraska, Kansas, Texas and Ohio. Much of the Company's business has focused primarily on brokering prospects, though in the past year it has acquired oil and gas properties and production in Nebraska, Kansas, Texas and Ohio.

USE OF ESTIMATES

The Company uses estimates in the preparation of its financial statements, primarily in the determination of depletion and realizable value of its investments in securities. Management has calculated depletion costs of its producing oil properties based on its estimate of recoverable reserves. Management has estimated the releasable market value of its investment in Southern Africa Minerals Corporation and Layfield Resources, Inc. based on the trading price on the Toronto Stock Exchange and the Vancouver Stock Exchange respectively.

CONCENTRATION OF CUSTOMERS

The Company's revenues and cash flow in the near term will come from the sale of its investments in securities and from its oil and gas properties. The cash realized from the sale of securities is dependent on the market prices on the Canadian exchange and on the demand for large blocks of stock. Revenues and cash from oil and gas operations will likely be concentrated in a few purchasers as well as the then market prices of petroleum production.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited, condensed financial statements have been prepared in accordance with item 310 of Regulation SB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended September 30, 1996.

MINERAL PROPERTIES

Costs of acquiring, exploring and developing specific mineral properties are capitalized on a property by property basis until the commercial viability of each property is determined. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned its capitalized costs are charged to operations and gain or loss recognized.

OIL AND GAS PROPERTIES

The Company follows the successful efforts method of accounting for its oil and gas activities. Under the accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expenses as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Cash received for partial conveyances of property interests are treated as a recovery of costs and no gain or loss is recognized.

PROPERTY, EQUIPMENT AND GAS PIPELINE

Depreciation and amortization of property and equipment are expenses in amounts sufficient to relate the expiring costs of depreciable assets to operation over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. The gas pipeline is being amortized on units-of-gas production method based on the production of the gas wells served by the pipeline. When such assets are sold or otherwise disposed of, the costs of accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

The Financial Accounting Standards Board recently issued Standard No. 128, Earnings per Share. The statements simplifies the standards for computing earnings per share and makes them compatible to international standards. FAS128 supersedes Accounting Principles board Opinion No. 15 and replaces the presentation of primary EPS with a presentation of basic EPS. The standard also requires dual presentation of basic diluted EPS on the face of income statement for all entities with complex capital structures and provides evidence computation charges.

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

In January, 1997, the Company acquired a 5% working interest in three wells to be drilled in Kimball county, Nebraska for $15,000. These wells were drilled to the Cretaceous "J" Sand during March of 1997. No commercial quantities of oil and gas were found and the wells were plugged and abandoned. The costs incurred by the Company were written off to dry hole expense during the second quarter.

In June, 1997, the Company entered into an agreement to acquire a 50% working interest in the recompletion of the St. Clair #1 well located in Morgan County, Ohio. The Company's share of the recompletion costs are approximately $30,000. As of August 12, 1997, the results of the recompletion attempt were not known. If the recompletion attempt is successful, the Company has the right to participate in future development of the area to continue the project. Four additional wells need to be drilled within the next 12 months, and a minimum of five wells are required to be drilled for each twelve-month period thereafter until the entire project is completed. It is estimated that as many as 80 wells may be drilled to complete this project. Well costs through the pipeline are estimated to be approximately $77,000 per well, with the Company's share estimated to be $38,000 per well.

NOTE 3.  STOCKHOLDER'S EQUITY

In 1993, the Company sold 1,152,000 shares of restricted common stock for $288,000 ($0.25 per share) through a private placement. On warrant was attached to each share and was exercisable for a period of three years from the completion of the offering (to 1997) at $0.25 per share. On September 23, 1996, the Company extended the exercise period and amended the exercise price of the warrants such that the warrrants may be exercised from October 1, 1996 to February 1, 1997 at $0.25 per share and from February 1, 1997 to July 1, 1997 at $0.35 per share. As of June 30, 1997, 60,000 warrants have been exercised. All additional warrants have expired unexercised.

Effective April 1, 1996, the Company acquired various oil and gas properties and a gas pipeline from Crescent Oil & Gas Corporation ("Crescent"), a wholly owned subsidiary of Powerhouse Resources, Inc. ("Powerhouse"), in exchange for 3,000,000 shares of the Company's common stock and $225,000. As part of the sale, the Company has the first right of refusal to purchase any of its shares offered for sale by Crescent, at the price offered as any bonafide purchase. During the quarter ended March 31, 1997, the Company repurchased 500,000 shares of its common stock for $90,000, during the quarter ended June 30, 1997. The company repurchased 1,000,000 of its common stock for $40,000 in cash and $120,000 in Accounts Payable. The $120,000 payable was retired on July 11, 1997.

NOTE 4.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                     June 30, 1997    September 30, 1996
                                     -------------    ------------------
Land                                  $  12,500          $  12,500
Machinery and Equipment                  52,384             51,736
                                      ---------          ---------
                                         64,884             64,236
Less: Accumulated depreciation         ( 13,095)          (  5,495)
                                      ---------          ---------
Net property and equipment               51,789             58,741
                                      ---------          ---------
Pipeline                                319,185            300,000
Less: Accumulated amortization         ( 28,167)          ( 10,022)
                                      ---------          ---------
Net pipeline                            291,018            289,978
                                      ---------          ---------

Depreciation expense charged to operations was $58,282 for the nine months ended June 30, 1997 and $15,033 for the fiscal year ended September 30, 1996.

The useful lives of property and equipment for purposes of computing depreciation are:

       Machinery and equipment       5 years
       Pipeline                      Useful life of gas production,
                                     approximately 5 to 7 years.

NOTE 5.  INVESTMENT IN SECURITIES

The Company follows Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS 115, the Company's investments in securities have been classified as available for sale since they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded at current market value on the balance sheet with an offsetting amount representing unrealized gains recorded as a component of stockholder equity.

The current market value is derived from published newspaper quotations as of June 30, 1997. At the time of sale, a gain or loss is recognized in the statement of operation using the cost basis of securities sold as determined by specific identification.

At June 30, 1997, the fair market value of the common stock investment was $173,665 with an unrealized gain of $167,256. At August 12, 1997, the fair market value of the common stock was $410,000, which resulted in an unrealized gain of $403,591.

The Company's investment in bonds consists of various U.S. government financial instruments. The Company considers these bonds to be currently available for sale and has no timetable for sale or redemption. Nevertheless, the Company does not expect to hold the bonds to maturity.

Investments in securities are summarized as follows at June 30, 1997 and September 30, 1996:

Available for sale securities:

                                Gross
                              Unrealized
                                Gain         Fair Value    Fair value
                              At June 30     At June 30  At September 30
                              ----------     ----------  ---------------
Common stock                   $167,256       $173,665      $  491,914
Debt securities                     -0-        624,762         596,325
                               --------       --------      ----------
                               $167,256       $798,427      $1,088,239
                               --------       --------      ----------

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had a total of $49,694 in cash and $563,798 in working capital compared to $329,677 in cash and $876,758, reflecting a decrease of $279,983 in cash and a $312,960 decrease in working capital. The decrease in cash during the nine months ended June 30, 1997 was the result of additions to mineral, oil and gas properties and vehicles and equipment of approximately $61,000, the repurchase of company stock for the treasury of $250,000, an increase in accounts receivable of $8,150 and an increase of accounts payable of $67,368.

At the present time, the Company's primary source of cash for operations and exploration is the sale of oil and gas, current working capital, and cash, which can be raised by selling shares of Southern Africa Minerals or Layfield and its investment in U.S. government treasury securities. The company has, in the past and plans in the future, to rely on joint venture partners or equity funding to supply most of the funds needed to evaluate and develop its properties. Any inability of the company to raise additional capital through a stock offering, to liquidate its securities holding or obtain third party funding may limit development of most of its properties.

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

RESULTS OF OPERATIONS

Revenues from oil and gas sales increased significantly for the quarter and nine months ended June 30, 1997, as compared to the same period ending June 30, 1996, from $36,793 and $41,198 to $78,364 and $212,149. These increases were due to the acquisition of producing oil and gas properties in Kansas and Texas during April 1996. Interest income increased by $5,915 to $11,504 during the quarter and by $17,045 to $33,373 for the nine months ended June 30, 1997 due primarily to increased investments in corporate, government and municipal bonds. Oil and gas operating expenses increased significantly from $35,024 and $36,598 for the quarter and nine months ended June 30, 1996 to $56,443 and $123,924 for the same period ended June 30, 1997. This increase is due to the expenses involved in operating the newly acquired Kansas and Texas properties. Expenses incurred in the current quarter also include a settlement with the Operator of the Company's Texas Properties for approximately $12,000 in lease operating costs for the months September 1996 through March 1997.

General and Administrative expenses totaled $40,958 and $134,058 compared to $49,817 and $93,110 for the three and nine months periods ended June 30, 1996. This nine month increase reflects an increase in administrative costs associated with operating properties acquired in Kansas and Texas as well as increased audit, accounting and legal fees associated with recent acquisitions. Office expense increased from approximately $900 per quarter to approximately $5,600 per quarter because the company now maintains offices in Denver as well as Castle Rock, Colorado. Officers' salaries increased from $6,000 per quarter at June 30, 1996 to $9,000 per quarter at December 31, 1996 and $12,000 per quarter at March 31, 1997 and June 30, 1997.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDURES.  None.

ITEM 2.   CHANGES IN SECURITIES.  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

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

                              MONUMENT RESOURCES, INC.

                              By:   /s/ A.G. Foust
                                   A.G. Foust
                                   President (Chief Executive Officer,
                                   Principal Financial and Accounting
Date:  August 14, 1997             Officer) and a Director

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically