Form 10KSB
period 1997-09-30
MONUMENT RESOURCES INC
filed 1998-01-12
CIK 818468

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1997

Commission file number: 33-15528-D

                     MONUMENT RESOURCES, INC.
    ----------------------------------------------------------
   (Name of Small Business Issuer as Specified in its Charter)

          Colorado                                  84-1028449
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

  513 Wilcox Street, P.O. Box 1450, Castle Rock, Colorado 80104
  -------------------------------------------------------------
   (Address of Principal Executive Offices, Including Zip Code)

                          (303) 688-3993
          ----------------------------------------------
          Issuer's Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $342,074.

The Issuer's had 5,149,000 shares of its Common Stock outstanding at December 31, 1997. (See Notes 6 and 14 to the Financial Statements.)

The Issuer's Common Stock is not quoted on any securities exchange or on facilities of NASDAQ, including the Bulletin Board. On November 1, 1997, the Issuer repurchased 1,000,000 shares of its Common Stock for $110,000 or $0.11 per share. On that basis, the aggregate market value of shares held by non-affiliates would be $382,475 (i.e. 3,477,050 shares multiplied by $0.11 per share).

Documents incorporated by reference:  None.

                                PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

     (a) GENERAL DEVELOPMENT OF BUSINESS. The Company was incorporated as Copper Mountain Ventures, Inc. under the laws of the State of Colorado on October 1, 1984. The Company's name was later changed to Monument Resource Development, Inc. and lastly, in June 1987 to Monument Resources, Inc.

     This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein including "Management's Discussion and Analysis or Plan of Operations" and Item 2. "Description of Properties" and "Oil and Gas Reserves." The following summary is qualified in its entirety by detailed information and financial statements appearing elsewhere in the Report.

     (b) NARRATIVE DESCRIPTION OF BUSINESS. The Company's primary activities are to search for, acquire, evaluate and market oil and gas and mineral properties and interests therein. Although the Company has acquired properties in the past, the Company may not be able to acquire additional properties in the future because of its limited capitalization and industry competition. Since exploration, development, and production of minerals and oil and gas typically require substantial amounts of capital, the Company cannot engage in major exploration and development activities, except on a carried interest basis.

     As of April 1996, the Company acquired three oil and gas properties from Powerhouse Resources, Inc. in exchange for $225,000 in cash and three million shares of the Company's restricted common stock. The three properties acquired were: (1) the Galvan Ranch oil and gas prospect in Webb County, Texas, (2) the Leavenworth County, Kansas gas wells and pipeline system, and
(3) the East Voss oil waterflood project in Knox County, Texas. The purchase was valued by the Company for accounting purposes at $2,600,000. (See "Financial Statements")

     In June 1997, the Company entered into an agreement to acquire a 50% working interest in approximately 4,600 acres of prospective Berea formation gas reserves in Morgan County, Ohio, called the Hackney Project. The Company's share of the acquisition cost was approximately $20,000. The Company has the right to participate in future development of the area by drilling four wells within the next 12 months; and a minimum of five wells are required to be drilled for each twelve month period thereafter until the entire project is completed. The Berea formation covers much of eastern Ohio and western West Virginia, northeastern Kentucky and northern Virginia. This formation historically has the capability of producing for 55 to 60 years with an average life of 40 years.

     As of September 3, 1997, the Company purchased from Camco Oil, Inc. for $15,000 all its interest in 17 gas wells, gas gathering system and related equipment in Leavenworth County, Kansas, known as the Heim property. These wells and the gathering system have been tied into the Company's existing gas pipeline and gas sales system. The Company is evaluating and recompleting the gas wells to determine their potential for additional productivity. As of December 31, 1997, 7 gas wells have been placed on production and are
currently producing from 100 to 200 MCF of gas per day.    The Company expects
the daily production to increase with the addition of and/or recompletion of the remaining wells (See Item 2 and "Financial Statement Notes").

     The Company analyzes and evaluates a number of properties each year as a part of its business plan. If a property at any stage appears, based on management's criteria, to lack favorable parameters, the Company may decide that no further Company expenditures should be made. The Company intends to abandon, sell, or otherwise dispose of certain properties rather than incur expensive holding costs.

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

     The Company's products during fiscal year ended September 30, 1997 were crude oil, natural gas, and other petroleum products. Crude oil, natural gas, and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which the producing wells are located. In the fiscal year ended September 30, 1997, crude oil and natural gas sales and related revenues accounted for $280,014 or 82% of the Company's revenues, while $40,945 or 12% was interest income. The Company did not receive any mineral revenues during fiscal 1997.

STATUS OF ANY PUBLICLY-ANNOUNCED NEW PRODUCTS OR SERVICES

     There has been no public announcement of, and no information otherwise has been made public about, a new product or service which would require the investment of a material amount of the Company's assets, or which otherwise is material.

COMPETITIVE CONDITIONS

     The exploration for and development and production of oil, gas, and other minerals are subject to intense competition. The principal methods of competition in the industry for the acquisition of oil, gas, and mineral leases and producing properties are the payment of cash bonus payments at the time of acquisition of leases, delay rentals, location damage supplement payments, and stipulations requiring exploration and production commitments by the lessee. Companies with greater financial resources, existing staff and labor forces, equipment for exploration, and vast experience are in a better position than the Company to compete for such leases. In addition, the ability of the Company to market any oil and gas which it might produce could be severely limited by its inability to compete with larger companies operating in the same area, which may be willing or able to offer any oil and gas produced by them at a price lower than that of the Company. Exploration and production costs of minerals, particularly precious metals, may impede the ability of the Company to offer such production at competitive prices.

     In addition, the availability of ready market for oil and gas will depend upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, proximity and capacity of pipelines, and the effect of federal and state regulation of oil and gas sales, as well as environmental restrictions on exploration and usage of oil and gas prospects will become even more intense in the future. The Company has a minimal competitive position in the oil and gas industry.

     The acquisition of mining claims prospective for precious metals or other minerals is subject to intense competition from a large number of companies and individuals. The ability of the Company to acquire additional leases or additional mining claims could be curtailed severely as a result of this competition.

     The principal methods of competition in the industry for the acquisition of mineral leases is the payment of bonus payments at the time of acquisition of leases, delay rentals, advance royalties, the use of differential royalty rates, the amount of annual rental payments, stipulations requiring exploration, and production commitments by the lessee. Companies with far greater financial resources, existing staff and labor forces, equipment for exploration and mining, and vast experience will be in a better position than the Company to compete for such leases.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Raw materials requisite to the transaction of the Company's business include such items as drilling rigs and other equipment, casing pipe, drilling mud, and other supplies, core drilling equipment and mining equipment. Such items are commonly available from a number of sources and the Company foresees no short supply or difficulty in acquiring any raw materials relevant to the conduct of its business.

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

     In the oil and gas segment of the Company's business, two companies in fiscal year ended September 30,1997 represented sales in excess of 10% of the Company's total oil and gas revenues for the fiscal year. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from the Company could almost assuredly be replaced by another buyer.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

     The Company does not own any patents, licenses, franchises, or concessions except oil, gas and other mineral interests granted by governmental authorities and private landowners.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATION

     Oil and gas exploration and production, as well as mining activities, are open to significant governmental regulation including worker health and safety laws, employment regulations, and environmental regulations.
Operations which occur on public lands may be subject to further regulation by the Bureau of Land Management, the U.S. Army Corps of Engineers or the U.S. Forest Service.

ESTIMATE OF AMOUNTS SPENT ON RESEARCH AND DEVELOPMENT ACTIVITIES

     The Company has not engaged in any material research and development activities since its inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE, AND LOCAL)

     Because the Company is engaged in exploiting natural resources, it is subject to various federal, state, and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect the Company's earnings potential, and could cause material changes in the Company's proposed business. At the present time, however, the existence of environmental laws does not materially hinder nor adversely affect the Company's business. Capital expenditures relating to environmental control facilities have not been material to the operations of the Company since its inception.

EMPLOYEES AND CONSULTANTS

     The Company currently has two full-time employees, A.G. Foust, President and Jeff D.Ogden, Kansas Gas Field Supervisor, and a part-time contract oil and gas accounting consultant and a contract office secretary. Stewart A. Jackson, one of the Company's directors, also spends some of his time on the Company's business. The Company may hire additional personnel as required by its operations and may also engage the services of geological and engineering consultants from time to time to assist in its operations.

ITEM 2.  DESCRIPTION OF PROPERTIES.

     The Company has interests in a number of oil and gas projects and one undeveloped gold and silver prospect in the United States, and one undeveloped gold property in British Columbia, Canada. The Company has also recently acquired an interest in a mineral concession in Sweden.

     The following subsections set forth information concerning each of the Company's prospects.

OIL AND GAS PROSPECTS

GALVAN RANCH PROPERTY, WEBB COUNTY, TEXAS

     The Company acquired an interest in this property from Powerhouse Resources, Inc. as of April 1, 1996. The property consists of approximately 60,000 acres of oil and gas leases. The Company's original interest consisted of a 15% working interest and a 2% overriding royalty in the leases. During May 1996, the Company sold a portion of its interest in the property for $565,000 cash and retains a 15% working interest and a 2% overriding royalty in approximately 13 producing gas wells plus a 2% working interest and a 0.35% to 0.76% overriding royalty on the balance of the acreage. Third party exploration drilling was conducted on the property during 1997. However, as of January 13, 1998, the Company has not been informed of the results of the third parties activities.

KANSAS GAS PROJECT - LEAVENWORTH COUNTY, KANSAS

     The Company acquired an interest in this property from Powerhouse Resources, Inc. as of April 1, 1996. The project consists of approximately 2,000 acres of oil and gas leases with right-of-ways and approximately 30 producing gas wells over 15 miles of a gas gathering and pipeline system, and necessary equipment and facilities to produce and market the gas production. Currently these wells are producing an aggregate of approximately 300 MCFPD. During 1997, the Company conducted a workover program on a number of the wells which increased the production to its current level. Management believes a continued modest workover program will maintain the production at its current level of profitability. The Company anticipates that the Camco/Heim acquisition will add significant reserves and daily production to the Kansas Gas Project. This acquisition added over 379,000 MCF in proved reserves and has increased the current production by approximately 150 MCFPD, bringing the project's capable daily production to approximately 450 MCFPD. Market conditions may require that the Company's actual sales for a given period are less than its capability.

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

KIMBALL COUNTY, NEBRASKA

During November 1995, the Company purchased interests in three producing oil wells in Kimball County, Nebraska for $22,000. The Company's net revenue interest in the three wells are 7.50%, 3.93% and 3.33%. These wells were drilled approximately 4 years ago and are currently generating a total of approximately $1,000 per month cash flow to the Company.

GOLD MINING PROSPECTS

     DOBLER MINE PROSPECT, BROADWATER COUNTY, MONTANA

     The Company purchased a 100% ownership interest in a certain mining property in Broadwater County, Montana, known as the Dobler Mine prospect.
The prospect consists of 80 acres of fee land (including minerals) and mineral rights to 280 surrounding acres, which the Company acquired during 1989 by exercising an option it held.

     The Company believes that this property is prospective for gold and silver through either a high grade underground mine or a low grade open pit operation. However, due to the property's location, the Company is assessing the property's potential real estate value and most likely will sell the property for real estate if an acceptable buyer and purchase price can be obtained.

     WISCONSIN PROPERTY, NEAR KOOTENAY LAKE, B.C., CANADA

     The Company acquired, in exchange for 110,000 shares of the Company's common stock, a 100% interest in the Wisconsin Gold Prospect located on the west side of Kootenay lake in the Nelson Mining District, B.C. The property consists of two Crown granted mineral claims totaling 25.84 hectares (63.85 acres).

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

     The Company entered into agreements with Layfield Resources Inc. and Kingswood Resources Inc. covering exploration on these licenses. Ownership of the licenses was the Company - 25%; Layfield - 25%; and Kingswood - 50%. The

Company paid $6,250 to acquire the rights to information on which filing of licenses was based and in May 1994 issued 50,000 shares of its common stock pursuant to this agreement.

     In 1994, the Company expended $28,762 in exploration costs and exchanged its interest in the prospect for 1,500,000 shares of common stock in Southern Africa Mineral Corporation, a Canadian public company ("SAF").

     In 1995, the Company sold 1,300,000 shares of common stock of SAF to Layfield Resources, Inc. ("Layfield") in exchange for 3,500,000 shares of common stock of Layfield; and $113,405 (U.S.) in cash pursuant to a Letter Agreement dated May 10, 1995; and signed by the Company, Layfield and Yorkton Securities, Inc. ("Yorkton"). The Agreement also required that Yorkton would immediately purchase from the Company 1,000,000 of Layfield's shares for $291,223 (U.S.) (See Notes to Financial Statements.")

     In 1996, the Company sold 500,000 shares of Layfield common stock for $187,546. The Company plans to hold the balance of its Layfield and Southern Africa Mineral Corporation shares (2,000,000 and 200,000 shares respectively) and market them at an appropriate time.

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

     The Company has recently entered into an agreement to acquire a mineral project in Southern Sweden. The agreement is with Michael Bromely-Challenor d.b.a. Geoforum and covers over 8,000 hectares (19,700 acres) of permitted lands. The properties consist of three exploration permits with the government of Sweden and are valid for three years from date of issuance. The Company's commitment is to pay $20,000 cash and issue 50,000 shares of the Company's common stock to acquire a 70% working interest in the project. The properties are prospective for shallow strata-controlled zinc, lead, minor precious metals, and possible fluorite and barite deposits. Exploration procedures anticipated are geological, geochemical, and geophysical surveys, followed by sample drilling. The area is easily accessible by road with power and water readily available. The Company is currently seeking an industry partner to fund the exploration and development of this project.

PRODUCTION INFORMATION

     NET PRODUCTION, AVERAGE SALES PRICE, AND AVERAGE PRODUCTION COSTS
(LIFTING)

     The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties, and production due to others) attributable to the Company for the fiscal year ended September 30, 1997 and the average sales prices, average production costs, and direct lifting costs per unit of production.
                                   Year Ended September 30,
     Net Production                     1997      1996

     Oil (BBLS)                        1,440       978
     Gas (MCF)                        86,842    71,171

     Average Sales Prices

     Oil (per BBL)                   $ 12.67   $ 17.84
     Gas (per MCF)                   $  3.01   $  2.74

     Average Production Cost (1)

     Per equivalent MCF of gas       $  1.88   $  3.29
---------------
(1) Production costs include all expenses, depreciation, depletion and amortization, lease operating expenses, lifting costs and all associated taxes.

RESERVE INFORMATION

     OIL AND GAS RESERVES

     Oil and gas reserves for the Company's properties have been evaluated by Thomas M. Carrol P.E. for 1997, and by Resource Services International for 1996, both independent petroleum engineers.

     RESERVE CALCULATIONS BY INDEPENDENT PETROLEUM ENGINEERS INVOLVE THE ESTIMATION OF FUTURE NET RECOVERABLE RESERVES OF OIL AND GAS AND THE TIMING AND AMOUNT OF FUTURE NET REVENUES TO BE RECEIVED THEREFROM. THOSE ESTIMATES ARE BASED ON NUMEROUS FACTORS, MANY OF WHICH ARE VARIABLE AND UNCERTAIN. RESERVE ESTIMATORS ARE REQUIRED TO MAKE NUMEROUS JUDGMENTS BASED UPON PROFESSIONAL TRAINING, EXPERIENCE, AND EDUCATIONAL BACKGROUND. THE EXTENT AND SIGNIFICANCE OF THE JUDGMENTS IN THEMSELVES ARE SUFFICIENT TO RENDER RESERVE ESTIMATES INHERENTLY IMPRECISE. SINCE RESERVE DETERMINATIONS INVOLVE ESTIMATES OF FUTURE EVENTS, ACTUAL PRODUCTION, REVENUES AND OPERATING EXPENSES MAY NOT OCCUR AS ESTIMATED. ACCORDINGLY, IT IS COMMON FOR THE ACTUAL PRODUCTION AND REVENUES LATER RECEIVED TO VARY FROM EARLIER ESTIMATES. ESTIMATES MADE IN THE FIRST FEW YEARS OF PRODUCTION FROM A PROPERTY ARE GENERALLY NOT AS RELIABLE AS LATER ESTIMATES BASED ON A LONGER PRODUCTION HISTORY. RESERVE ESTIMATES BASED UPON VOLUMETRIC ANALYSIS ARE INHERENTLY LESS RELIABLE THAN THOSE BASED ON LENGTHY PRODUCTION HISTORY. ALSO, POTENTIALLY PRODUCTIVE GAS WELLS MAY NOT GENERATE REVENUE IMMEDIATELY DUE TO LACK OF PIPELINE CONNECTIONS AND POTENTIAL DEVELOPMENT WELLS MAY HAVE TO BE ABANDONED DUE TO UNSUCCESSFUL COMPLETION TECHNIQUES. HENCE, RESERVE ESTIMATES MAY VARY FROM YEAR TO YEAR.

ESTIMATED PROVED RESERVES

     The following tables set forth the estimated proven developed oil and gas reserves and proven undeveloped oil and gas reserves of the Company for the years ended September 30, 1996 and 1997. See Note 12 to the Consolidated Financial Statements and the above discussion.

Proved Reserves
                                             Oil (M BBLS)  Gas (MCF)
Estimated quantity, September 30, 1995              -          -
     Revisions of previous estimates                -          -
     Acquisitions at April 1, 1996                173      7,524
     Sales of reserves                              -      3,288
     Production                                     -        (32)

Estimated quantity, September 30, 1996            173      4,204
Revision of previous estimates                      -     (2,797)
Acquisition at September 30, 1997                   -        380
Production                                          -        (87)

Estimated quantity, September 30, 1997            173      1,700

DEVELOPED AND UNDEVELOPED RESERVES

                              Developed    Undeveloped     Total
Oil (M BBLS)
September 30, 1996                 -           173           173
September 30, 1997                 -           173           173

Gas (MCF)
September 30, 1996              1,138        3,066         4,204
September 30, 1997              1,057          643         1,700

TITLE

OIL AND GAS

     As is customary in the oil and gas industry, the Company performs only a perfunctory title examination at the time of acquisition of undeveloped properties. Prior to the commencement of drilling, in most cases, and in any event where the Company is the Operator, a thorough title examination is conducted and significant defects remedied before proceeding with operations. The Company believes that the title to its properties is generally acceptable to a reasonably prudent operator in the oil and gas industry. The properties owned by the Company are subject to royalty, overriding royalty, and other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements, and restrictions. The Company does not believe that any of these burdens materially detract from the value of the properties or will materially interfere with their use in the operation of the Company's business.

     The Company has purchased producing properties on which no updated title opinion was prepared. In such cases, the Company has retained third party attorneys to review title.

MINING

     The Company does not have title opinions on its mining claims or leases and, therefore, has not identified potential adverse claimants nor has it quantified the risk that any adverse claimant may successfully contest all or a portion of its title to the claims. Furthermore, the validity of all unpatented mining claims is dependent upon inherent uncertainties such as the sufficiency of the discovery of minerals, proper positing and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. In the absence of a discovery of valuable minerals, a mining claim is open to location by others unless the claimant is in actual possession of and diligently working the claim (pedis possession). No assurance can be given with respect to unpatented mining claims in the exploratory stage that a discovery of a valuable mineral deposit will be made.

     To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $100 per claim. Title examinations for a particular claim will be made when and if a significant discovery is made on that claim. As of December 31, 1997, the Company had no unpatented mining claims.

OFFICE FACILITIES

     The Company's Castle Rock, Colorado office consists of approximately 100 square feet and has been leased from an unaffiliated third party for $100 per month on a month-to-month basis since September 1, 1997. In addition, the Company maintains offices with a two year lease in Denver, Colorado at a cost of $750 per month.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject and no such proceedings are known to the Company to be contemplated by governmental authorities. The Company knows of no legal proceedings, pending or threatened, or judgments entered against, any Director or Officer of the Company in his capacity as such.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were not matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended September 30, 1997.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's common stock was traded on the over-the-counter market until November 1992. The common stock has not been quoted since November 1992.

     (b) HOLDERS. The estimated number of beneficial owners of the Company's common stock at January 13, 1998 was approximately 145.

     (c) DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had $953,509 in current assets and $876,758 in working capital. As of September 30, 1997, the Company had $530,085 in current assets and $499,098 in working capital. The decrease in working capital and current assets from September 30, 1996 to September 30, 1997 was due primarily to (1) the repurchase of the Company's common shares from a third party, totaling $250,000, (2) additions to and reworking of the Kansas Gas Project, totaling approximately $65,000, and (3) payment of accounts payable to a shareholder of approximately $54,000.

     At the present time, the Company's primary source of cash for operations and exploration is its current working capital, cash flow from operations, and cash which can be raised by selling shares of SAF or Layfield and its investment in debt securities. The Company has in the past and plans in the future, to rely on joint venture partners or equity funding to supply most of the capital needed to evaluate and develop its properties. Any inability of the Company to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third party funding may limit development of most of its properties.

     Although the Company intends to use joint venture or equity funding to explore, acquire and, if warranted, develop its properties, the natural resource business is nevertheless very capital intensive.

     Based upon the Company's current status and plans, approximately $100,000 will be needed in 1998 to fund necessary holding expenses on the Company's properties.

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

     RESULTS OF OPERATIONS

     The Company's revenue increased from $306,759 in 1996 to $342,074 in 1997. The increase was primarily due to an increase in oil and gas sales from $88,786 in 1996 to $280,014 in 1997. This increase in oil and gas sales was offset by the Company's significant gain on the sale of investments in 1996 of $187,546, which did not reoccur in 1997. Interest and other income also increased by $31,633 due to the performance of the Company's interest bearing securities, tax accrual elimination and a gain on the final settlement with the accounts payable to a shareholder.

     The Company's statement of operations shows expenses of general and administrative costs of $197,185 in fiscal 1997 compared to $125,601 in fiscal 1996. The increase in general administrative expense was due to the increased legal and accounting costs associated with the acquisition and operation of the oil and gas properties. Abandonment of mineral and oil and gas properties and exploration costs decreased from $64,246 in fiscal 1996 to $33,813 in fiscal 1997. The Company abandoned interests in three oil and gas prospects and expensed its initial activity in the Ohio Gas Project in fiscal 1997.
Such abandonment will most likely be an ongoing process as the Company continues to attempt to upgrade its property inventory. The Company follows the accounting policy of deferring all acquisition and exploration expenses associated with its mining properties. Accordingly, these costs are not reflected as current expenses but are rather capitalized on the Company's balance sheet. Relating to oil and gas, the Company follows the successful efforts method of accounting policy. The Company's oil and gas operations incurred operating expenses of $187,653 in 1997 compared to $75,938 in 1996.

     This increase in oil and gas operating expense is primarily due to having a full year of operations in 1997 for the properties acquired from Powerhouse Resources, Inc. compared to only six months operating expenses for 1996. The Company also expensed approximately $30,000 of well workovers and reconditioning in the Kansas Gas Project during 1997.

     The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (Year 2000) approaches. Accordingly, as of September 30, 1997, the Company has converted all of its computer software to accommodate the "Year 2000" issue. The amount expensed in 1997 was immaterial.

ITEM 7.   FINANCIAL STATEMENTS.

     The Report of the Independent Certified Public Accountants appearing at Page F-1 & F-2 and the Financial Statements and Notes to Financial Statements appearing at Pages F-3 through F-20 hereof are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Officers of the Company are as follows:

                                                Served as a
      Name          Age       Position          Director Since
-----------------   ---   ------------------   -----------------
A.G. Foust           54   President and a      October 1, 1984
                          Director

Stewart A. Jackson   55   Director             January 1, 1992

John J. Womack       77   Director             June 20, 1986

Dennis C. Dowd       56   Director (Resigned)  April 5, 1996 to
                                               November 1, 1997

Ray K. Davis         55   Secretary            N/A

Dru E. Campbell      46   Assistant Secretary  N/A

     Effective November 1, 1997, Dennis C. Dowd resigned as a Director, Dru
E. Campbell resigned as Secretary of the Company and Ray K. Davis was appointed as the new Corporate Secretary. Dru E. Campbell was appointed Assistant Secretary.

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

     The business experience and principal occupations of each Director and Officer of the Company for at least the past five years are as follows:

     A.G. Foust has been President of the Company since May 1, 1995, and he has been a Director since its inception. He also served as President of the Company since its inception in 1984 until September 1993. From June of 1984 to June of 1986, he was employed as a licensed registered representative and Vice President of Corporate Finance of B. J. Leonard & Company, Inc., a brokerage firm located in Denver, Colorado. From January, 1976 to May, 1984, he was President and Director of Minerals Engineering Company, a corporation with a class of equity securities registered under the Securities Exchange Act of 1934. Minerals Engineering Company, now a wholly-owned subsidiary of Hecla Mining Co., is in the mining business. Mr. Foust has over 30 years of experience in the natural resources industry. From April, 1972 through January, 1976, he served as Assistant Vice President and Loan Officer of the First National Bank of Denver. His responsibilities as a loan officer included providing financial services for natural resource and mining companies. From November, 1969 to April, 1972, he was operations manager at Chorney Oil Company, a privately owned oil and gas exploration and production Company, and was responsible for all drilling completions, production and engineering. From 1968 through 1969, he served as a consulting engineer associated with Minerals Management, Inc., Casper, Wyoming. From April, 1968 through November, 1968, he served as District Engineer of

Consolidated Oil and Gas, Inc., operating out of Denver, Colorado. From June, 1964 through April, 1968, Mr. Foust was employed as a chemical project engineer with Shell Oil Company, designing and supervising production of water and chemical flood installations. Mr. Foust has a BS degree in Chemical Engineering from Montana State University.

     Stewart A. Jackson was President of the Company from September 1993 until May, 1995 and has been a Director since early 1992. He had also served as a director of Layfield Resources, Inc., a publicly-held Company listed on the Vancouver Stock Exchange, from 1993 to may 1995. Mr. Jackson has 32 years experience in the mineral industry and has been associated with the Company in a geological consulting capacity for the past three years and as a Director since January 1, 1992. He is actively involved in exploration and development of both base and precious metal deposits in a wide range of environments for both large and small companies. He was responsible for the discovery and development of several major mineral discoveries, including the Red Dog multi-billion dollar zinc deposit in northwestern Alaska for Cominco Resources, Inc., where he was Supervisory Geologist from 1969 to 1977. He was involved in the discovery and development of the Borealis, Sout McCoy and Manhattan gold deposits in Nevada for Houston Oil and Minerals where he held the position of Manager-Minerals Exploration from 1977 to 1981. He formed Crown Resource Corp. in 1981 and acted as President of that Company until 1987. Crown Resource Corp. (now Crown Resources Corporation) currently has three major gold discoveries in production and several other gold deposits under development. He raised $20 million for the discovery and development of these and other properties before leaving Crown. He is currently involved in exploration and development projects including gold, silver, diamonds and base metals. Mr. Jackson earned a Bachelor of Science degree in Geology from the University of Western Ontario, Master of Science degree in Stratigraphy and Mineral Deposits from the University of Toronto and a Ph.D. in Stratigraphy and Economic Geology from the University of Alberta. In addition to these accomplishments, he has also been author and co-author of numerous geologic publications and received prestigious awards for some. Mr. Jackson resigned as President in May 1995, in order to devote more of his time to his foreign mining activities and is currently on the Board of a number of Canadian mining companies.

     John J. Womack has been a Director of the Company since June 20, 1986. Mr. Womack retired in early 1982 as Adjutant General and Director of Military Affairs, Department of Defense, State of Montana, a position he had held since 1969. General Womack holds a BA degree (1947) and a MA degree (1955) from Western Montana College. In 1954 he formed Pacific Mining and Exploration Company, which developed the Carter Creek iron property in Madison and Beaverhead Counties, Montana. In 1962 he formed Southmont Exploration Company to explore Beaverhead County, Montana for tungsten. In 1980 and 1981, he owned and supervised operations for a heap leach gold venture at the Franklin Mine in Lewis and Clark Counties, Montana. From 1971 through June, 1984, he was a Directors of Minerals Engineering Company. General Womack has been retired since June, 1984.

     Dennis C. Dowd became a Director of the Company on April 5, 1996 and resigned effective November 1, 1997. He is the President of Powerhouse Resources, Inc., a company which is involved in the building of small power stations in China. A substantial portion of the Company's oil and gas assets were purchased from a wholly-owned subsidiary of Powerhouse in an exchange of cash and stock. Powerhouse currently owns 500,000 shares of the Company's common stock and Mr. Dowd represented Powerhouse on the Company's Board of Directors. Mr. Dowd is also registered as a securities broker with Cohig & Associates and was registered with John C. Kinnard from 1988 to 1995. Mr. Dowd served as

President of B.J. Leonard & Co. (1986-1988) and was senior Vice President from 1980 to 1985. Mr. Dowd entered the securities business in 1966 with Bosworth Sullivan and Company (Dain Bosworth). Mr. Dowd has served on the NASD Arbitration Committee since 1986 and served as a member of the NASD District No. 3 Business Conduct Committee from 1988 to 1991. Mr. Dowd attended Regis University, Denver, Colorado, where he received a Bachelor of Science degree in business in 1963.

     Ray K. Davis has been associated with Monument Resources since March
1996 in the capacity of Financial Consultant and provides the Company with administrative services, accounting, SEC and tax support. He has 30 years experience in the oil and gas and mining industries, with emphasis on asset acquisition, mergers and project due diligence. Merger and acquisition negotiations as well as due diligence projects have taken him to Russia, Alaska, Mexico, and Europe. Mr. Davis has been a consultant to the oil and gas industries since November 1984. From May of 1977 through October 1984, he was treasurer of Macey and Mershon Oil, Inc. responsible for financial planning and operations of the Company and its owners. From June 1973 to April 1977, he was a partner in the firm of Ballard-Davis Associates which provided financial and accounting services to small and newly formed companies in the oil and gas industry. From November 1969 to March, 1973 Mr. Davis was Controller of the Baumgartner Companies with oil, gas, mining, and drilling operations in the United States and Canada. From November, 1968 to November, 1969 he was Assistant Controller of The Colorado Corporation, a wholly owned
subsidiary of King Resources, Inc.      Mr. Davis is a 1967 graduate of the
University of Denver, Denver, Colorado with a Bachelor of Science degree in Business Administration. Mr. Davis is a past officer and director of the Colorado Society of Petroleum Accountants. For three years, he taught oil and gas accounting at Arapahoe Community College.

     Dru E. Campbell has been employed by the Company on a full and part-time basis since its inception as the office secretary. Ms. Campbell was appointed to fill the position of Secretary of the Corporation in January of 1989 when Mr. Beeder resigned. On November 1, 1997, Ms. Campbell resigned as Corporate Secretary and assumed the position of Assistant Secretary. Ms. Campbell has over 27 years office and secretarial experience.

     No family relationship exists between or among any of the persons named above except that A.G. Foust and Dru Campbell are married to each other. None of the Company's Directors are directors of any other Company having a class of equity securities registered under the Securities Exchange Act of 1934 or any Company registered as an investment Company under the Investment Company Act of 1940, except Dennis Dowd who is also an officer and director of Powerhouse Resources, Inc. which is registered under the Securities Act of 1934. There are persons pursuant to which a Director was selected or nominated as a Director. All persons whose activities will be material to the operations of the Company have been described herein.

     The Company's Directors, Officers and 10% or greater shareholders are not presently subject to Section 16 (a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding executive compensation for the Company's President and Chief Executive Officer. No executive officer received compensation in excess of $100,000 for either of the years ended September 30, 1996 and 1997.

                    SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                             ---------------------------
                    Annual Compensation         Awards      Payouts
                 --------------------------- ------------------- -------
Name and                                     Restricted Options/
Principal  Fiscal               Other Annual Stock      SARs     LTIP    All Other
Position   Year   Salary  Bonus Compensation Award(s)  (Number)  Payouts Compensation
---------- ------ ------- ----- ------------ ---------- -------- ------- ------------
A.G. Foust, 1996  $30,000   -0-      -0-       -0-        -0-      -0-       -0-
President   1997  $46,000   -0-      -0-       -0-        -0-      -0-       -0-
and Chief
Executive
Officer

    OPTION/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 1997

                        Percent of Total
                        Options/SARs
            Options/    Granted to        Exercise
            SARs        Employees in      or Base
Name       (Number)     Fiscal Year       Price ($/Sh)   Expiration Date
----------  --------    ----------------  ------------   ---------------
A.G. Foust    -0-            N/A               N/A              N/A

     At the present time, the Company has no retirement, pension or profit sharing programs for the benefit of its employees. However, in its discretion, may adopt one or more of such programs in the future.

INDEMNIFICATION

     Pursuant to its Bylaws and the Colorado Business Corporation Act, the Company shall indemnify each Director and Officer against expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with any action, suit or proceeding which he may be made a party by reason of his being or having been made a Director or Officer of the Company, unless he failed to meet certain standards of conduct. If a Director is wholly successful, on the merits or otherwise, he shall be indemnified against reasonable expenses.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of January 13, 1998, the number and percentage of shares of the Company's no par value Common Stock (its only class of voting securities), owned beneficially by each Officer and Director, each person known by the Company to own more than five percent of the Company's common stock, and all Directors and Officers as a group:

Name and Address of            Amount and Nature of     Percent of
Beneficial Owner               Beneficial Ownership       Class
------------------------       --------------------     ----------
A.G. Foust                            900,000<FN1>        17.48%
4810 West Delaware Drive
Larkspur, CO 80118

Stewart A. Jackson                    464,450              9.02%
6025 S. Eaton Lane
Littleton, CO 80123

Dru E. Campbell                       182,500<FN2>         3.54%
4810 West Delaware Drive
Larkspur, CO 80118

John J. Womack                        125,000              2.43%
208 E. Bannack
Dillon, MT 59725

Dennis C. Dowd                        500,000<FN3>         9.91%
1624 Market Street, Suite 303
Denver, CO 80202

Powerhouse Resources, Inc.            500,000<FN3>         9.91%
1624 Market Street, Suite 303
Denver, CO 80202

All Officers and Directors as a     1,671,950             32.47%
Group (4 Persons)

     To the Company's knowledge, each person listed has sole voting and investment power over the shares stated as beneficially owned.

<FN1>
Includes 740,000 shares of common stock owned by Mr. Foust and 160,000 shares underlying stock options held by Mr. Foust. Does not include the 122,500 shares of common stock owned by Mr. Foust's wife who is a part-time employee and Assistant Secretary of the Company. Mr. Foust disclaims beneficial ownership of his wife's shares.
<FN2>
Includes 122,500 shares of common stock owned by Ms. Campbell and 60,000 shares underlying stock options held by Ms. Campbell.
<FN3>
Dennis C. Dowd is a Director of Powerhouse Resources, Inc. and thus may have some effective control over the Powerhouse shares. Mr. Dowd was Powerhouse's representative on the Company's Board of Directors until November 1, 1997.

     The Company is unaware of any arrangements, including a pledge of securities, which may cause a change in control of the Company.

     The Company knows of no arrangements the operation of which may result in a change of control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     No Director or Officer of the Company, nominee for election as a Director, security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's voting securities, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same home as such person or who is a director or officer of any parent or subsidiary of the Company other than the stock repurchases from Powerhouse Resources, Inc., has had any transaction or series of transactions exceeding $60,000, since the beginning of the Company's last fiscal year, or has any presently proposed transaction, to which the Company was or is to be a party during 1997, in which any of such persons had or is to have any direct or indirect material interest.

     The Company repurchased a total of 2,500,000 shares of its common stock from Powerhouse Resources, Inc. The purchases, which totaled $360,000 in cost to the Company occurred on March 31, 1997, June 20, 1997, and November 1, 1997 for 500,000 shares, 1,000,000 shares and 1,000,000 shares, respectively. Powerhouse Resources, Inc. currently owns 500,000 shares of the Company's common stock.

                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.  None.

     (b) No reports were filed on Form 8-K during the Company's fourth fiscal quarter ended September 30, 1997.

                  INDEX TO FINANCIAL STATEMENTS

          TITLE
                                                         PAGE
Independent Auditors' Reports                          F-1, F-2

Balance Sheets as of September 30, 1997 and 1996       F-3, F-4

Statements of Operations for the Years Ended
September 30, 1997 and 1996                               F-5

Statements of Stockholders' Equity for the
Years Ended September 30, 1996 and 1997                   F-6

Statements of Cash Flows for the Years Ended
September 30, 1997 and 1996                            F-7, F-8

Notes to Financial Statements                          F-9 to F-20

Gordon, Hughes & Banks, LLP

Certified Public Accounts
Professional Corporation

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Monument Resources, Inc. and Subsidiaries
Castle Rock, Colorado

We have audited the accompanying balance sheet of Monument Resources, Inc. and Subsidiaries as of September 30, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monument Resources, Inc. and Subsidiaries as of September 30, 1996, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                              /s/  Gordon, Hughes & Banks, LLP
                              Gordon, Hughes & Banks, LLP
December 30, 1997
Denver, Colorado

Holben, Boak, Cooper & Co

Certified Public Accounts
Professional Corporation

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Monument Resources, Inc. and Subsidiaries
Castle Rock, Colorado

We have audited the accompanying balance sheet of Monument Resources, Inc, and Subsidiaries as of September 30, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monument Resources, Inc, and Subsidiaries as of September 30, 1996, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                              /s/ Holben, Boak, Cooper & Co.
                              HOLBEN, BOAK, COOPER & CO.
January 15, 1997
Denver, Colorado

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND 1996

ASSETS                                           1997          1996
Current assets:
     Cash                                    $   43,094    $  329,677
     Investment in securities (Note 3)          452,018       596,325
     Accounts receivable                         25,394        15,953
     Prepaid expense                              9,579        11,554

          Total current assets                  530,085       953,509

Mineral properties (Note 4)                      92,718        91,023
Proved and unproved oil and gas
  properties, successful efforts
  method, net of accumulated
  depletion (Note 12)                         1,667,006     1,676,316
Property and equipment:
  Gas pipeline, net of
    accumulated depreciation (Note 5)           266,139       289,978
  Property and equipment, net of
    accumulated depreciation (Note 5)            79,299        58,741
     Net property and equipment                 345,438       348,719

Investment in securities,
  at market (Note 3)                            233,755       491,914

          Total assets                       $2,869,002    $3,561,481
                           (Continued)
See notes to financial statements

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND 1996
                           (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY             1997        1996

Current liabilities:
  Accounts payable and accrued expenses      $   30,987  $   22,320
  Accounts payable, stockholder (Note 9)              -      54,431

          Total current liabilities              30,987      76,751

Commitments (Notes 6,9, and 13)

Stockholders' equity (Notes 3 and 6):
  Preferred stock, no par value,
      authorized 1,000,000 shares; none
      issued                                          -           -
  Common stock, no par value,
      authorized 10,000,000 shares;
      issued and outstanding 6,149,000
      in 1997 and 7,587,000 in 1996           3,297,210   3,531,210
  Accumulated (Deficit)                        (686,540)   (531,985)
  Unrealized gain on investment
      in securities (Note 3)                    227,345     485,505

          Total stockholders' equity          2,838,015   3,484,730

Total liabilities and
   stockholders' equity                      $2,869,002  $3,561,481

See notes to financial statements

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                             1997    1996
Revenue:
     Oil and gas sales                       $  147,415   $  67,881
     Gas pipeline                               132,599      20,905
     Gain on sale of investments (Note 3)             -     187,546
     Interest                                    40,945      30,427
     Other Income                                21,115           -
          Total                                 342,074     306,759

Expenses:
     Oil and gas operating expense              103,552      54,578
     Pipeline operating expense                  84,101      21,360
     General and administrative                 197,185     125,601
     Abandonment of mineral and oil
        and gas properties and
        exploration costs (Notes 4 and 12)       33,813      64,246
     Depreciation and amortization               77,978      28,718

          Total                                 496,629     294,503

Net (loss) income                             $(154,555)  $  12,256

Net (loss) income per share of common stock        (.02)          -

Weighted average number of
  shares outstanding                          7,098,644   6,087,092

See notes to financial statements

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                       Cumulative
                                                       Unrealized
                                    Common Stock       Accumulated    Gain on
                                 Shares      Amount     (Deficit)  Securities

Balances, September 30, 1995    4,587,000  $1,156,210  $ (544,241)  $ 168,591

Common stock issued for oil
  and gas properties at $.79
  per share    (Note 6)         3,000,000   2,375,000           -           -

Unrealized gain on securities
  available for sale (Note 3)           -           -           -      16,914

Net income                              -           -       12,256          -

Balances, September 30, 1996    7,587,000   3,531,210     (531,985)   485,505

Unrealized loss on securities
  available for sale (Note 3)           -           -            -   (258,159)

Warrants exercised                 60,000      15,000            -          -
  at $.25 per share (Note 6)

Stock repurchase at            (1,000,000)   (160,000)           -          -
  at $.16 per share (Note 6)

Stock repurchase                 (500,000)    (90,000)           -          -
  at $.18 per share (Note 6)

Common stock issued                 2,000       1,000            -          -
  issued for oil and gas
  property at $.50 per share
  (Note 6)

Net (loss)                              -           -     (154,555)         -

Balances, September 30, 1997    6,149,000  $3,297,210   $ (686,540) $ 227,346

See notes to financial statements

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                       1997        1996
Cash flows from operating activities:
  Net (loss) income                                 $(154,555)  $  12,256
  Items not affecting cash:
    Amortization and depreciation                      77,978      28,718
    Gain on sale of securities                              -    (187,546)
    Abandonment of mineral and oil and
      gas properties                                   33,813      64,246
    Changes in operating assets and liabilities:
     (Increase) in accounts receivable                 (9,441)    (15,953)
     (Increase) decrease in prepaid expenses            1,975     (11,554)
     Increase (decrease) in accounts payable
       and accrued expenses                           (45,764)     71,576

     Net cash flows (used) provided
       by operations                                  (95,994)    (38,257)

Cash flows from investing activities:
  Purchase of securities                              (65,293)   (596,325)
  Advance to related party                                  -    (300,000)
  Repayment of advance to related party                     -     300,000
  Acquisition of oil and gas and mineral properties   (67,366)   (235,241)
  Purchase of equipment                               (32,530)          -
  Proceeds from sale of oil and gas properties              -     565,000
  Proceeds form sale of securities                          -     187,546
  Proceeds from bond investment                       209,600           -

     Net cash flows provided (used) by
       investing activities                            44,411     (79,020)

Cash flows from financing activities:
  Exercise of stock warrants                           15,000           -
  Purchase of common stock                           (250,000)          -

     Net cash flows (used) by
       financing activities                          (235,000)          -

Net increase (decrease) in cash                      (286,583)   (117,277)

Cash at beginning of period                           329,677     446,954

Cash at end of period                               $  43,094   $ 329,677
                           (Continued)
See notes to financial statements

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CASH FLOWS
                           (CONTINUED)
         FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                       1997        1996
Issuance of common stock for properties            $    1,000   $2,375,000

Increase (decrease) in unrealized gain on
  securities available for sale                    $ (258,159)  $   38,652

Income taxes paid                                  $        -   $    1,000

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

The Company has a substantial investment in mineral and oil and gas properties. The Company may not have sufficient capital to fully explore its mineral holdings or to develop some of its oil and gas properties, which will require significant investment. The Company has in the past relied on joint venture partners to supply most of the funds needed to explore or develop its properties, and may also rely on such partners for similar funding in the future. As a result, the ability of the Company to obtain outside funding may be critical to the Company's exploration and development of some of its properties. As a result of these factors, recovery by the Company of its investments in these properties cannot be assured.

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

PROPERTY, EQUIPMENT AND GAS PIPELINE

Depreciation of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. The gas pipeline is being depreciated on units-of-gas production method based on the production of the gas wells served by the pipeline. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

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

INCOME TAXES

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company follows Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS 115, the Company's investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equivalent amount representing unrealized gains recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations as of September 30th. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

FINANCIAL INSTRUMENTS

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and investments in securities.

The Company maintains cash with various financial institutions. The Company periodically evaluates the financial services of these institutions and believes the credit risk to be minimal.

The Company's investment in U.S. Government securities are subject to moderate price volatility due to interest rate changes; however, realization of these investments has minimal risk. The Company's investment in common stock of two companies is subject to substantial price volatility due to the nature of Canadian stock markets, the nature of the extractive industries business and variations in the Canadian dollar exchange rate.

Fair Value

The carrying amount of the Company's financial instruments are equivalent to the fair value of the investments.

Cash and cash equivalents - The carrying amount approximates fair value because of the short maturities of these instruments.

Marketable securities - The carrying amounts approximate the fair value because the securities are valued at the market prices based on published information and was accounted for using the available for sale accounting method.

RECLASSIFICATIONS

To facilitate comparability with the presentation of the current year, the Company made reclassifications to 1996 regarding the gas operations and the oil and gas segment data to separately present the gas pipeline information.

NOTE 2 - ESTIMATES AND RISKS

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to impairments of mineral and oil and gas properties, oil and gas reserves and future dismantlement, restoration and abandonment costs. The actual future results in the above areas may differ from the estimated amounts.

Financial statement accounts, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and investments in securities. The Company attempts to deposit its cash with high quality financial institutions in amounts less than the federal insurance limit of $100,000 in order to limit credit risk. The Company's investment in bonds is considered to have minimum credit risk since they are U.S. government instruments. The Company's investments in common stock are considered to have substantial credit risk since the Stock is in companies without a long history of successful operations and whose market values are variable and cyclical.

The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which the Company carries catastrophe insurance. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

NOTE 3 - INVESTMENTS IN SECURITIES

The Company has recorded its investment in 200,000 shares of Southern Africa Minerals Corporation ("SAMC") (Toronto Exchange), a Canadian company, and 2,000,000 shares of Layfield Resources, Inc. ("Layfield") (Vancouver Exchange), a Canadian company, at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in
Debt and Equity Securities" ("SFAS 115").   During fiscal 1996, the Company
sold 500,000 shares of Layfield, recognizing a gain of $187,546. Based on the demonstrated liquidity and marketability of the Layfield shares, and in the accordance with SFAS 115, the Company has recorded its investments in the stocks based on published market listings and on the closing bid price on the stocks' respective exchanges. These shares are classified by the Company as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

The Company's investment in debt securities consists of various U.S. government financial instruments. The Company considers these bonds to be currently available for sale and has no timetable for sale or redemption. Nevertheless, the Company does not expect to hold the bonds to maturity.

Investments in securities are summarized as follows at September 30, 1997:

                                             Unrealized    Fair
                                                Gain       Value
Available-for-sale securities:
  Common stock                               $ 207,307  $  233,755
  Debt securities (maturing in 1 to 22 years)   20,038     452,019

                                             $ 227,345  $  685,774

Investments in securities are summarized as follows at September 30, 1996:

                                             Unrealized    Fair
                                                Gain       Value
Available - for - sale securities:
Common stock                                 $ 485,505  $  491,914
Debt securities (maturing in 1 to 3 years)           -     596,325
                                             $ 485,505  $1,088,239
NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The precious metals Dobler prospect, with capitalized costs of $59,520 at September 30, 1997 and $57,825 at September 30, 1996, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

Company is continually trying to locate joint venture opportunities to further explore the property and has considered selling the property. Alternative uses of the mineral property are supplying flux to a nearby smelter or selling the property as ranch land. The property's value as ranch land or as a homesite approximates the Company's capitalized costs in the prospect.

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

The Company's Wisconsin Mine Property consists of two patented gold mining claims covering approximately 64 acres, plus ten surrounding unpatented mining claims. An alternative use for the property is the harvesting of timber or real estate. The fair value of the property approximates the capitalized cost of $33,198 at September 30, 1997 and 1996.

ALL MINERAL PROPERTIES

Total mineral costs for all properties capitalized were $92,718 and $91,023 as of September 30, 1997 and 1996, respectively. The Company wrote off mineral property costs of $5,904 in the year ended September 30, 1996.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:
                                             1997      1996

Land                                       $ 12,500    $ 12,500
Machinery and equipment                      84,266      51,736
     Total                                   96,766      64,236
Less:  Accumulated depreciation             (17,467)     (5,495)
     Net property and equipment              79,299      58,741
Pipeline                                    300,000     300,000
Less:  Accumulated depreciation             (33,861)    (10,022)

     Net pipeline                           266,139     289,978

     Net property and equipment            $345,438    $348,719

NOTE 5 - PROPERTY AND EQUIPMENT

Depreciation expense charged to operations was $35,811 and $15,033 in fiscal 1997 and 1996, respectively.

The useful lives of property and equipment for purposes of computing depreciation are:

     Machinery and equipment      5 years
     Pipeline                     Useful life of related gas production,
                                  approximately 5 to 7 years

NOTE 6 - STOCKHOLDERS' EQUITY

The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 1997, no shares of preferred stock have been issued.

In 1993, the Company sold 1,152,000 shares of restricted common stock for $288,000 ($.25 per share) through a private placement. One warrant was attached to each share and was exercisable for a period of three years from the completion of the offering (to 1996) at $.25 per share. On September 23, 1996, the Company extended the exercise period and amended the exercise price of the warrants such that the warrants may be exercised from October 1, 1996 to February 1, 1997 at $.25 per share and from February 1, 1997 to July 1, 1997 at $.35 per share. As of September 30, 1996, none of the 1,152,000 warrants have been exercised. On January 31, 1997, a shareholder exercised warrants for 60,000 shares of the Company's restricted stock for $.25 per share. On July 1, 1997, the remaining warrants expired without extension.

Effective April 1, 1996, the company acquired various oil and gas properties and a gas pipeline from Crescent Oil and Gas Corporation ("Crescent"), a wholly owned subsidiary of Powerhouse Resources, Inc. ("Powerhouse"), in exchange for 3,000,000 shares of the Company's common stock and $225,000. As part of the sale, the Company agreed that Powerhouse may demand that the Company undertake a registration of Powerhouse's 3,000,000 shares for sale to the public and that the right to make such a demand expires on April 1, 1999. Should a registration occur, Powerhouse is obligated to pay half of the registration costs. For accounting purposes, the company valued the property purchase at $2,600,000, which was the sum of the estimated fair value of the estimated oil and gas reserves, the present value of the cash flow of the pipeline and the net realizable value of the equipment (See Note 12).

On April 1, 1997, the Company repurchased 500,000 shares of its restricted common stock for cash of $90,000 ($.18 per share) from Powerhouse. On June 20, 1997, The Company repurchased 1,000,000 shares of its restricted common stock for cash of $160,000 ($.16 per share) from Powerhouse. On November 3, 1997, the Company repurchased 1,000,000 shares of its restricted common stock for cash of $110,000 ($.11 per share). As of December 30, 1997, Powerhouse owns 500,00 shares of the Company's common stock.

NOTE 7 - STOCK OPTION PLANS

During 1986, the Company adopted an Employees' Incentive Stock Option Plan (the "Employees' Plan"). The exercise price of the shares covered by stock options granted pursuant to the Employees' Plan must be, at a minimum, 100% of the quoted market value of the stock at the time the option is granted.

During 1986, the Company adopted a Directors' Stock Option Plan (the "Directors' Plan") for the benefit of the non-employee directors of the Company. The exercise price of the shares covered by options granted pursuant to the Directors' Plan must be $1.60 per share ($.80 per share after a 2 for 1 stock split). With respect to each individual option granted under the Directors' Plan, the Board of Directors will determine separately the number of shares, the option period, and the limitations which will apply to the exercise of options. No options are outstanding under the Directors' Plan.

In January 1993, the Company granted stock options (exclusive of the above plans) to the officers in lieu of compensation. The options are for 540,000 shares and are exercisable for the five years beginning January 14, 1993 at a price of $.10 per share, which price was in excess of market value of the Company's shares at the date of grant. In May 1995, the Company's former President, Stuart Jackson, exercised all of his options for 320,000 shares of the Company's common stock at $.10 per share. Options for 220,000 shares are outstanding at September 30, 1997.

NOTE 8 - INCOME TAXES

Deferred income taxes arise from temporary differences resulting form income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

There is no provision, nor components, of such provision for income tax for the years ended September 30, 1997 and 1996, because there was no tax due for these periods.

The provision for income taxes for the years ended September 30, 1997 and 1996 differs from the amounts computed by applying the federal tax rate to income before income taxes. The reasons for the differences are as follows:

          As a percent of pretax income:    1997        1996

          Tax at federal statutory rate       -         20.0%

          Property Write-off                  -        (20.0%)

          Provision for income taxes        0.0%         0.0%

Net deferred tax assets at September 30, 1997 and 1996 consist of the following:

                                            1997        1996
Deferred tax liabilities                $  (15,193)  $  (3,890)
Deferred tax assets:
     Net operating loss                    145,456           -
     Securities valuation                  128,499     128,499
     Pipeline depreciation                 (47,512)    (19,442)
          Total                            211,250     105,167

  Less:  Valuation allowance              (211,250)   (105,167)

     Net deferred tax assets            $        -   $       -

At September 30, 1997 and 1996, the Company has operating loss carryforwards of $288,000 and $0, respectively. The operating loss carryforwards expire in 2011.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the years ended September 30, 1997 and 1996, the Company paid $ 3,366 and $5,174, respectively, to the wife of the Company's current president for administrative and secretarial services. She is also a shareholder and officer of the Company.

The Company utilizes on a rent-free basis some office furniture and equipment owned by the officers.

Prior to the Company's purchase of the Powerhouse oil and gas properties in April 1996, the Company advanced Powerhouse $300,000 to be used by Powerhouse to pay off liens and creditors on the properties. Powerhouse paid the creditors and then repaid the $300,000 to the Company in April 1996. At September 30, 1996, the Company owed Powerhouse $54,431, which was the final amount due on the purchase of the oil and gas properties. The balance due of $54,431 was paid in full in October 1996.

During the years ended September 30, 1997 and 1996, the Company paid $12,670 and $8,178 for office rent, respectively to Powerhouse, a major shareholder.

At September 30, 1997 and 1996, the Company's current president owned 12.03% and 9.75% of the outstanding shares of common stock, respectively, and one of the Company's current directors (formerly president) owned 7.55% and 6.12% as of each year end, respectively.

NOTE 10 - MAJOR CUSTOMERS

The Company derived in excess of 10% of its revenue from various sources (oil and gas sales and sale of securities) as follows:
                                                       Company
                                                 A        B      C
Year ended:    September 30, 1996               61%      23%     *
               September 30, 1997                *       67%    12%

              *Less than 10%

NOTE 11 - SEGMENT INFORMATION

The Company operates in two industry segments within the United States: (1) oil and gas exploration and development and (2) mineral exploration and development.

Identified assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, furniture, fixtures, and equipment.

Segment information consists of the following:
                                                       1997        1996
Revenues:
     Oil and gas                                   $  147,415  $   67,881
     Gas pipeline                                     132,599      20,905
     General corporate                                 62,060     217,973
          Total revenue                            $  342,074  $  306,759

Results of operations
     (Excluding overhead and interest costs)
     Oil and gas                                   $  (22,096) $  (73,757)
     Gas pipeline                                       2,761        (455)
     Mineral exploration                                    -      (5,904)
     General corporate operations                    (135,220)     92,372
          Net income (loss)                        $ (154,555) $   12,256

Depreciation, depletion, amortization and
valuation charged to identifiable assets:
     Oil and gas depletion                         $   52,467  $   18,697
     Gas pipeline                                      25,410      10,021
     General corporate                                     95           -
          Total                                    $   77,978  $   28,718

                                                  1997            1996
Capitalized cash expenditures:
     Oil and gas                              $   78,353      $  234,353
     Gas pipeline                             $   17,945      $        -
     Mineral                                  $    1,695      $      888
     Corporate                                $    1,903      $        -

Identifiable assets, net of accumulated
depreciation, depletion and amortization:
     Oil and gas                              $1,751,788      $1,751,009
     Gas pipeline                                283,747         289,979
     Mineral exploration                          92,717          91,023
     General corporate operations                740,750       1,429,470
          Total                               $2,869,002      $3,561,481

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

Effective April 1, 1996, the Company acquired oil and gas properties and a gas pipeline from Crescent Oil and Gas Corporation ("Crescent"), a wholly owned subsidiary of Powerhouse (Note 6). The purchase included the Leavenworth, Kansas proved producing and proved undeveloped gas properties and the nearby gas pipeline, various equipment associated with the pipeline, proved producing and proved producing and proved undeveloped oil properties known as Galvan Ranch property and proved producing and proved undeveloped oil properties and related surface equipment in East Voss, Texas. These properties constitute the major percentage of the oil and gas reserves of the Company at September 30, 1996. The Company valued the purchase at $2,600,000, based on the estimated fair value of the property. In addition to the oil and gas properties, the Company purchased 100% of the stock of COG Transmission Corporation ("COG"), which had title to the gas pipeline prior to the sale to the Company. No purchase value was allocated to the purchase of COG by the Company. Crescent's cost basis in these assets was approximately $3,500,000 at the time of the transaction.

In May 1996, the Company sold half of its interest in the Galvan Ranch property for $565,000 in cash. The Company recognized no gain or loss on the transaction since the selling price equaled the basis assigned by the Company at the time of property's purchase on April 1, 1996.

In September, 1997, the Company acquired 18 producing gas wells and a gas pipeline from Camco Oil, Inc. for $15,000. The acquisition is located adjacent to the Company's Leavenworth, Kansas properties.

CAPITALIZED COSTS

Capitalized costs associated with oil and gas producing activities are as follows:

                                                  September 30,
                                               1997           1996
Proved properties                          $1,722,857     $1,690,000
Accumulated depreciation, depletion,
  and amortization                            (55,851)       (13,684)

Net capitalized costs                      $1,667,006     $1,676,316

COSTS INCURRED

Information relating to the Company's costs incurred in its oil and gas property acquisition, exploration, and development activities is summarized as follows:
                                                 September 30,
                                            1997             1996
Proved developed acquisitions            $  32,530        $2,255,000
Exploration costs                           33,813                 -

     Total costs incurred                $  66,343        $2,255,000

RESULTS OF OPERATIONS

Results of operations for oil and gas producing activities are as follows:

                                                 September 30,
                                            1997              1996
Revenues                                  $ 280,014       $  88,786
Productions costs                          (221,466)        (75,938)
Depreciation and depletion                  (77,883)        (28,718)
Abandonments                                      -         (58,342)
     Results of operations
     (excluding corporate overhead)       $ (19,335)      $ (74,212)

UNAUDITED OIL AND GAS RESERVE QUANTITIES

     The following unaudited reserve estimates presented as of September 30, 1997 were prepared by Thomas M. Carroll P.E. and by Resource Services International for September 30, 1996. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

     Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

     Changes in Proved Reserves                   (M BBLS)     (MCF)

     Estimated Quantity, September 30, 1995             -         -
     Revisions of previous estimates                    -         -
     Acquisitions at April 1, 1996                    173     7,524
     Sales of reserves                                  -    (3,288)
     Production                                         -       (32)

     Estimated quantity, September 30, 1996           173     4,204
     Revisions of previous estimates                    -    (2,797)

     Acquisitions at September 30, 1997                 -       380
     Production                                         -       (87)

     Estimated quantity, September 30, 1997           173     1,700

Proved reserves at year end          Developed      Undeveloped      Total
Oil (M BBLS)
     September 30, 1996                    -            173           173
     September 30, 1997                    -            173           173
Gas (MCF)
     September 30, 1996                1,138          3,066         4,204
     September 30, 1997                1,057            643         1,700

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

     The following presents the principal sources of the changes in the standardized measure of the discounted future net cash flows:

                                                  At September 30,
                                                 1997          1996
                                                    (in thousands)
Future cash inflows
     Future production and                      $ 6,472     $ 10,077
          Development costs                      (2,901)      (5,557)
     Future income tax expense                     (494)        (962)
     Future net cash flows                        3,077        3,558

     10% annual discount for estimated
          timing of cash flows                   (1,490)      (2,073)

Standardized measure of discounted cash flows   $ 1,587     $  1,485

The following presents the principal source of the changes in the standardized measure of discounted future net cash flows:

                                              Years ended September 30,
                                                   (in thousands)
                                                  1997         1996
Standardized measure of discounted
  future net cash flows, beginning of year      $ 1,485     $     -

Sales and transfers of oil and gas
  produced, net of production costs                 (44)        (67)

Net changes in prices and production
  costs and other                                   343           -

Acquisition of reserves                             235       3,196

Changes in future development costs                 684           -

Sale and farm-out proved reserves in place            -        (682)

Revisions of previous quantity estimates         (1,732)          -

Other                                               240           -

Net changes in income taxes                         227        (962)

Acretion of discount                                149           -

                                                    102       1,485
Standardized measure of discounted
     Future cash flows, end of year             $ 1,587    $  1,485

NOTE 13 - LEASES

The Company has an operating lease for a gas compressor that it uses in its pipeline operation. Lease costs in fiscal 1997 amounted to $18,876. The lease was renewed in October 1, 1996 for six months at $1,573 per month. Thereafter, the lease is renewable on a month to month basis.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to September 30, 1997, the Company repurchased 1,000,000 shares of its common stock (See Note 6).

Subsequent to September 30, 1997, the Company reached an agreement to acquire a 70% interest in three prospecting licenses in Southern Sweden. The terms of the agreement provide for a $20,000 cash payment and issuance of 50,000 shares of the Company's restricted common stock.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MONUMENT RESOURCES, INC.

Date:  January 10, 1998            By/s/ A.G. Foust
                                      A.G. Foust, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

      Signature                     Title                      Date

/s/ A.G. Foust            President (Chief Executive       January 10, 1998
A.G. Foust                Officer, Principal Financial
                          and Accounting Officer)
                          and Director

/s/ Stewart A. Jackson    Director                         January 10, 1998
Stewart A. Jackson

________________________  Director
John J. Womack