Form 10QSB
period 1997-12-31
MONUMENT RESOURCES INC
filed 1998-02-17
CIK 818468

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended December 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ________ to __________

               Commission file number:  33-15528-D

                    MONUMENT RESOURCES, INC.
 ----------------------------------------------------------------
(Exact name of Small Business Issuer as Specified in its Charter)

             Colorado         84-1028449
--------------------------------          ---------------------------------
   (State of other jurisdiction(IRS Employer Identification No.)
of incorporation or organization)

513 Wilcox Street, Suite 200, PO Box 1450, Castle Rock, CO  80104
-----------------------------------------------------------------
    Address of Principal Executive Offices, Including Zip Code

                         (303)  688-3993
         ------------------------------------------------
         (Issuer's telephone number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X                  No ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,149,000 shares of common were outstanding at February 13, 1998.

Traditional Small Business Disclosure Format (Check One):

                           Yes X         No ---

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                              INDEX

PART I.  FINANCIAL INFORMATION                                    Page Number
         Consolidated Balance sheets as of
         December 31, 1997 and September 30, 1997                       3

         Consolidated Statements of Operations
         for the Three Months ended December 31, 1997 and 1996          5

         Consolidated Statements of Cash Flows
         for the Three Months Ended December 31, 1997 and 1996          6

         Notes to Consolidated Financial Statements                     7

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations              12

PART II. OTHER INFORMATION                                             13

Item I.  Financial Statements.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                             (Unaudited)       (Audited)
                                             December 31,     September 30,
                                                1997              1997
                                             -----------      ------------
 Current Assets:

 Cash                                        $   73,590        $   43,094
    Investment in Securities (Note 5)           305,530           452,018
    Accounts Receivable                          41,737            25,394
    Prepaid Expense                               4,979             9,579
                                             ----------        ----------
 Total Current Assets                        $  425,836        $  530,085
                                             ----------        ----------

 Mineral Properties                              95,718            92,718
 Proved and Unproved Oil and Gas
 properties, successful efforts
 method net of accumulated
 depletion (Note 2)                           1,657,737         1,667,006

Property and Equipment:
 Gas pipeline, net of accumulated
  depreciation (Note 4)                         260,179           266,139
 Property and Equipment, net of
  accumulated depreciation (Note 4)              81,072            79,299
                                             ----------        ----------
Net Property and Equipment                      341,251           345,438

Investment in Securities, at
        Market (Note 5)                         205,314           233,755
                                             ----------        ----------
     Total Assets                            $2,725,856        $2,869,002
                                             ==========        ==========

         See Notes to Consolidated Financial Statements.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS EQUITY

                                           (Unaudited)      (Audited)
                                           December 31,    September 30,
                                               1997            1997
                                           ----------       ----------
Current Liabilities:
   Accounts Payable and Accrued Expenses   $   36,034       $   30,987
                                           ----------       ----------
     Total Current Liabilities             $   36,034       $   30,987
                                           ----------       ----------

Stockholder's equity:

Preferred Stock, No Par Value authorized
  1,000,000 shares; none issued
Common Stock, No Par Value, authorized
  10,000,000 shares; 6,149,000 issued
  and outstanding on September 30, 1997
  and 5,149,000 shares issued and
  6,147,000 shares outstanding on
       December 31, 1997 (Note 3)           3,187,210       3,297,210
  Accumulated Deficit                        (689,883)       (686,540)
Unrealized Gain on Investment in
       Securities                             192,495         227,345
                                           ----------      ----------
     Total Stockholders Equity              2,689,822       2,838,015
                                           ----------      ----------
Total Liability and Stockholder's Equity   $2,725,856      $2,869,002
                                           ==========      ==========
         See Notes to Consolidated Financial Statements.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)

                                                     Three Months
                                                   Ended December 31,
                                                    1997       1996
                                                 ---------   ---------
Revenue
       Oil & Gas Sales                           $  54,790   $  18,580
       Pipeline Income                              58,064      39,453
       Interest                                      5,079      10,674
       Other                                         2,094           -
                                                 ---------   ---------
             Total                                 120,027      68,707
                                                 ---------   ---------
Expenses
     Oil & Gas Operating Expenses                   31,980       3,399
     Pipeline Operating Expense                     22,375      21,499
     General and Administrative                     50,015      37,550
     Depletion, Depreciation
          and Amortization                          19,000      18,495
                                                 ---------   ---------
               Total                               123,370      80,943
                                                 ---------   ---------
Net Profit (Loss)                                $  (3,343)  $ (12,236)
                                                 =========   =========
   Net Loss Per Share                                   --          --
                                                 =========   =========
Weighted Average Number of
      Shares Outstanding                         5,518,565   6,847,200
                                                 =========   =========
         See Notes to Consolidated Financial Statements.

             MONUMENT RESOURCES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                     Three Months
                                                   Ended December 31,
                                                   1997         1996
                                                 --------     --------
Cash flows from operating activities:

    Net Loss                                    $ (3,343)    $(12,236)
    Items not affecting cash:
      Depreciation, Depletion and Amortization    19,000       18,495

    Changes in operating assets and liabilities:
      Decrease in prepaid expense                  4,601        5,015
      Increase in accounts receivable            (16,343)     (24,800)
      Increase (decrease) in accounts
        payable and accrued expenses               5,047      (32,183)
                                                --------     --------
   Net cash flow from (used in) operations         8,962      (45,709)

 Cash flows from investing activities:

   Loan to unaffiliated company                       --       (8,500)
   Additions to oil and gas properties            (5,544)      (3,079)
   Additions to mineral properties                (3,000)          --
   Proceeds from bond investment                 140,078           --
                                                --------     --------
   Net cash flows from investing activities:     131,534      (11,579)
                                                --------     --------
Cash flows from financing activities:



   Repurchase of common stock                   (110,000)          --
                                                --------     --------
   Net cash flows from financing activities     (110,000)          --
                                                --------     --------
   Net increase (decrease) in cash                30,496      (57,288)

   Cash at beginning of period                    43,094      329,677
                                                --------     --------
   Cash at end of period                        $ 73,590     $272,389
                                                ========     ========

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL.

NATURE OF OPERATIONS

The Company is engaged in the acquisition of mineral prospects and oil and gas properties. The Company's mineral prospects are in Montana, Western Canada, and Sweden. The Company's oil and gas properties and areas of interest are in Nebraska, Kansas, Ohio, and Texas. Much of the Company's business has focused primarily on brokering prospects, though in the past two years, it has acquired oil and gas production in Nebraska, Kansas and Texas.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with Item 310 (b) of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended September 30, 1997.

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

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

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

PROPERTY, EQUIPMENT AND GAS PIPELINE

Depreciation and amortization of property and equipment are expenses in amounts sufficient to relate the expiring costs of depreciable assets to operation over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. The gas pipeline is being amortized on a units-of-gas production method based on the production of the gas wells served by the pipeline. When such assets are sold or otherwise disposed of, the cost of accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

The Financial Accounting Standards Board recently issued Standard No. 128, Earnings Per Share ("EPS"). The statement simplifies the standards for computing earnings per share and makes them compatible to international standards. FAS128 supersedes Accounting Principles Board Opinion No. 15 and replaces the presentation of primary EPS with a presentation of basic EPS. The standard also requires dual presentation of basic and diluted EPS on the face of income statement for all entities with complex capital structures.

The Company is aware of this new standard but does not expect it to have a material impact on the financial position and the results of operations of the Company in 1998.

NOTE 2.  OIL AND GAS AND MINERAL ACTIVITIES

During the last half of 1997 the Company initiated a major workover program on its Leavenworth Kansas Gas Project. In addition, the Company purchased approximately 18 additional gas wells with associated gas gathering and pipeline system known as the CAMCO/Heim Acquisition. The workovers and the CAMCO/Heim Acquisition have increased the projects' capable daily production to nearly 500 MCFPD. The CAMCO/Heim Acquisition added over 379,000 MCF in proved reserves, which should extend the economic life of the project. Unfortunately, lower gas prices have somewhat diminished the impact of the additional production on the Company's oil and gas income.

In June 1997, the Company entered into an agreement to acquire a 50% working interest in approximately 4,600 acres of prospective Berea formation gas reserves in Morgan County, Ohio, called the Hackney Project. The Company's share of the

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

acquisition cost was approximately $20,000. The Company has the right to participate in future development of the area by drilling four wells within the next 6 months; and a minimum of five wells are required to be drilled for each twelve month period thereafter until the entire project is completed. The Berea formation covers much of eastern Ohio and western West Virginia, northeastern Kentucky and northern Virginia. This formation historically has the capability of long-term production with an average life of 40 years. The Company plans to participate in the drilling of the first test well in April 1998. Based on the results of this test well, a decision will be made as to the drilling of the remaining 3 wells which would be required to continue the project's development.

The Company has recently entered into an agreement to acquire a mineral project in southern Sweden. The agreement is with Michael Bromley-Challenor d.b.a. Geoforum and covers over 8,000 hectares (19,700 acres) of permitted lands. The properties consist of three exploration permits with the government of Sweden and are valid for three years from date of issuance. The Company has paid $20,000 cash and will issue 50,000 shares of the Company's common stock to acquire a 70% working interest in the project. The properties are prospective for shallow strata-controlled zinc, lead, minor precious metals, and possible fluorite and barite deposits. Exploration procedures anticipated are geological, geochemical, and geophysical surveys, followed by sample drilling. The area is easily accessible by road and power is readily available. The Company is currently seeking an industry partner to fund the exploration and initial development of the project.

NOTE 3.  STOCKHOLDERS' EQUITY.

Effective April 1, 1996, the Company acquired various oil and gas properties and a gas pipeline from Crescent Oil and Gas Corporation, a wholly owned subsidiary of Powerhouse Resources, Inc. ("Powerhouse"), in exchange for 3,000,000 shares of the Company's common stock and $225,000. For accounting purposes, the Company valued the property purchase at $2,6000,000, which was the sum of the estimated fair value of the estimated oil and gas reserves, the present value of the cash flow of the pipeline and the net realizable value of the equipment.

On April 1, 1997, the Company repurchased 500,000 shares of its restricted common stock for cash of $90,000 ($.18 per share) from Powerhouse. On June 20, 1997, The Company repurchased 1,000,000 shares of its restricted common stock for cash of $160,000 ($.16 per share) from Powerhouse. On November 3, 1997, the Company repurchased 1,000,000 shares of its restricted common stock for cash of $110,000 ($.11 per share). As of December 31, 1997, Powerhouse owns 500,000 shares or less than 10% of the Company's common stock.

NOTE 4.  PROPERTY AND EQUIPMENT.

The following is a summary of property and equipment at cost, less accumulated depreciation:

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

                                               December 31, September 30,
                                                   1997         1997
                                               -----------  ------------
Land                                            $  12,500    $  12,500
Machinery and Equipment                            88,539       84,266
                                                ---------    ---------
     Total                                        101,039       96,796

Less:  Accumulated depreciation                   (19,967)     (17,467)
                                                ---------    ---------
Net property and equipment                         81,072       79,299
                                                ---------    ---------
Pipeline                                          300,000      300,000
Less:  Accumulated amortization                   (39,821)     (33,861)
                                                ---------    ---------
Net pipeline                                      260,179      266,139
                                                ---------    ---------
Net property and equipment                      $ 341,251    $ 345,438
                                                =========    =========

Depreciation expense charged to operations was $8,460 for the three months ended December 31, 1997 and $35,811 for the fiscal year ended September 30, 1997.

The useful lives of property and equipment for purposes of computing depreciation are:

       Machinery and equipment          5 years
       Pipeline                         Useful life of gas production,
                                        approximately 5 to 7 years.

NOTE 5.  INVESTMENT IN SECURITIES.

The Company follows Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS 115, the Company s investments in securities have been classified as available for sale since they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded at current market value on the balance sheet with an offsetting amount representing unrealized gains recorded as a component of stockholders' equity.

The current market value is derived from published newspaper quotations as of December 31, 1997. At the time of sale, a gain or loss is recognized in the statement of operation using the cost basis of securities sold as determined by specific identification.

The Company's investment in bonds consists of various U.S. government financial instruments. The Company considers these bonds to be currently available for sale and has no timetable for sale or redemption. Nevertheless, the Company does not expect to hold the bonds to maturity.

Investments in securities are summarized as follows at December 31, 1997 and September 30, 1997:

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

                                  Gross
                             Unrealized Gain   Fair Value at   Fair Value at
                              at December 31    December 31    September 30
                             ---------------   -------------   -------------
Common stock                     $158,373         $205,314       $233,755
Debt securities                    34,122          305,530        452,018
                                 --------         --------       --------
                                 $192,495         $510,844       $685,773
                                 ========         ========       ========

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had a total of $73,590 in cash and $389,802 in working capital compared to $43,094 in cash and working capital of $499,098 at December 31, 1996. This represents an increase of $30,496 in cash and a $109,296 decrease in working capital. The increase in cash and the reduction of working capital during the three months ended December 31, 1997 was the net result of additions to mineral and oil and gas properties of approximately $8,500, the repurchase of Company common stock for the treasury of $110,000, a decrease in accounts receivable of $8,500 and net proceeds received from bond redemptions of approximately $140,000.

At the present time, the Company's primary source of cash for operations and exploration is its current working capital, cash which can be raised by selling shares held for investment or its investment in U.S. government treasury securities and funds derived from its oil and gas operations. The Company has, in the past, and plans in the future, to rely on joint venture partners or equity funding to supply most of the funds needed to evaluate and develop its properties. Any inability of the Company to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third party funding may limit development of most of its properties.

Although the Company intends to use joint venture or equity funding to explore, acquire and, if warranted, develop its properties, the natural resource business is nevertheless very capital intensive.

The Company continues to seek joint venture financing for its properties and to acquire properties with near term revenue generating capability. Management's efforts to evaluate, identify and/or acquire such revenue generating prospects and to further develop its exiting properties have been ongoing during this past year and, while management is optimistic, there is no assurance that the Company will be successful in securing the required capital.

RESULTS OF OPERATIONS

Revenues from oil, gas, and pipeline sales increased significantly for the quarter ended December 31, 1997 from $58,033 to $112,854, a 95% increase. The increase was due to the acquisition of additional producing gas wells in Kansas during the last quarter of 1997, which resulted in improved production rates in the current quarter. Interest income decreased by $5,595 to $5,079 during the quarter due primarily to bond redemptions used to repurchase the Company's common stock. Oil, gas and pipeline expense increased significantly from $24,898 for the quarter ended December 31, 1996 to $54,355 for the quarter ended December 31, 1997, a 118% increase due to workover expenses on the existing and newly acquired Kansas properties.

General and administrative expenses totaled $50,015 compared to $37,550 for the three month period ended December 31, 1996, a 33% increase. The increase of approximately $12,500 reflects an increase in administrative costs associated with the new projects acquired as well as increased payroll, audit, engineering, and legal fees incurred due to the Company's expanded operations.

            MONUMENT RESOURCES, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  N/A

ITEM 2. CHANGES IN SECURITIES.  N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  N/A

ITEM 5. OTHER INFORMATION.  N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 27 - Financial Data Schedule      Filed herewith
                                                      electronically.
        (b) Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K dated November 13, 1997 which reported on Items 4 and 7.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MONUMENT RESOURCES, INC.

Date:  February 16, 1998           By:/s/ A.G. Foust
                                      A.G. Foust
                                      President (Chief Executive Officer,
                                      Principal Financial and Accounting
                                      Officer) and a Director

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically