Form 10QSB
period 1998-03-31
MONUMENT RESOURCES INC
filed 1998-05-15
CIK 818468

SECURITIES AND EXCHANGE COMMISSION PRIVATE
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998
                               ---------------

[ ]       Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to __________

Commission file number  33-15528-D


                            MONUMENT RESOURCES, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


        Colorado                                          84-1028449
        --------                                          ----------
(State of other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

        513 Wilcox Street, Suite 200, PO Box 1450, Castle Rock, CO 80104
        ----------------------------------------------------------------
           Address of Principal Executive Offices, Including Zip Code

                                 (303) 688-3993
                 ----------------------------------------------
                (Issuer's telephone number, Including Area Code)

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X           No
                                -----             -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,149,000 shares of common stock were outstanding at May 13, 1998.

Traditional Small Business Disclosure Format (Check One):

                            Yes  X           No
                               -----            -----

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                     INDEX



PART I. FINANCIAL INFORMATION                                        Page Number

                Consolidated Balance Sheets as of
                March 31, 1998 and September 30, 1997                     3

                Consolidated Statements of Operations
                for the Six Months Ended
                March 31, 1998 and 1997                                   5

                Consolidated Statements of Cash Flows
                for the Six Months Ended
                March 31, 1998 and 1997                                   6

                Notes to Consolidated Financial Statements                7

                Management's Discussion and Analysis
                of Financial Condition and Results of Operations         10

PART II.        OTHER INFORMATION                                        14

 Item 1.         Financial Statements.

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        March 31,  September 30,
                                                           1998       1997
                                                       ----------- -------------
                                                       (Unaudited)    (Audited)
Current assets
        Cash                                            $   39,679    $   43,094
        Investment in securities                           335,388       452,018
        Accounts receivable                                105,674        25,394
        Prepaid expense 1,200                                9,579
                                                        ----------    ----------

Total current assets                                       481,941       530,085
                                                        ----------    ----------

Mineral properties                                         115,718        92,718
        Proved and unproved oil and gas
        properties, successful efforts method,
        net of accumulated depletion                     1,647,170     1,667,006

Property and equipment
        Gas pipeline, net of accumulated
        depreciation                                       254,219       266,139
        Property and equipment, net of
        accumulated depreciation                            78,599        79,299
                                                        ----------    ----------

Net property and equipment                                 332,818       345,438

Investment in securities, at market                        404,950       233,755
                                                        ----------    ----------

Total assets                                            $2,982,597    $2,869,002
                                                        ==========    ==========










See notes to consolidated financial statements.

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       March 31,   September 30,
                                                         1998          1997
                                                     -----------   -------------
                                                      (Unaudited)    (Audited)
Current liabilities
        Accounts payable and accrued expenses        $    21,013    $    30,987
                                                     -----------    -----------

Total current liabilities                                 21,013         30,987
                                                     -----------    -----------

Stockholders' equity:
Preferred stock authorized
        1,000,000 shares; none issued
Common stock authorized
        10,000,000 shares; 6,149,000
        issued and  outstanding on
        September 30, 1997 and
        5,149,000 shares issued and
outstanding on March 31, 1998                          3,187,210      3,297,210
Accumulated deficit                                     (642,472)      (686,540)
  Unrealized gain on investment in securities            416,846        227,345
                                                     -----------    -----------

  Total stockholders' equity                           2,961,584      2,838,015
                                                     -----------    -----------

  Total liabilities and stockholders' equity         $ 2,982,597    $ 2,869,002
                                                     ===========    ===========














See notes to consolidated financial statements.


 Item 1.         Financial Statements.  (Continued)

                           MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                   Three Months                            Six Months
                                                   Ended March 31,                        Ended March 31,
                                               1998               1997               1998                1997
                                           -----------        -----------         -----------        -----------
Revenue
        Oil and gas sales                  $    45,893        $    35,943         $   100,683        $    54,523
        Pipeline income                         24,347             39,809              82,411             79,262
        Interest                                 6,697             11,195              11,776             21,869
        Other                                    1,025              9,454               3,119              9,454
        Gain on stock sale                      78,492               --                78,492               --
                                           -----------        -----------         -----------        -----------

                Total                          156,454             96,401             276,481            165,108
                                           -----------        -----------         -----------        -----------

Expenses
        Oil and gas operating
          expense                               23,948             22,079              55,928             25,478
        Pipeline operating expense              23,123             20,504              45,498             42,003
        Dry hole costs                            --               15,000                --               15,000
        General and administrative              42,972             55,550              92,987             93,100
        Depletion, depreciation and
          amortization                          19,000             21,218              38,000             39,713
                                           -----------        -----------         -----------        -----------

                Total                          109,043            134,351             232,413            215,294
                                           -----------        -----------         -----------        -----------

    Net income (loss)                      $    47,411        $   (37,950)        $    44,068        $   (50,186)
                                           ===========        ===========         ===========        ===========

Net income (loss) per share                       0.01                  *                0.01                  *
                                           -----------        -----------         -----------        -----------

Weighted average number
   of shares outstanding                     5,149,000          7,626,330           5,335,813          7,606,662
                                           ===========        ===========         ===========        ===========

* "Less than $0.01 per share"; there is no difference between basic and primary earnings.




See notes to consolidated financial statements.


                                       5



 Item 1.         Financial Statements.  (Continued)

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   Six Months Ended March 31,
                                                               1998                           1997
                                                            ----------------------------------------
Cash flows from operating activities:

Net gain (loss)                                             $  44,068                      $ (50,186)
Items not affecting cash:
        Depreciation, depletion and amoritzation               38,000                         39,713
Changes in operating assets and liabilities:
        Decrease in prepaid expense                             8,380                          8,379
        Increase in accounts receivable (80,280)              (27,790)
        Decrease in accounts payable
                and accrued expenses                           (9,974)
Sale of stock                                                 (78,492)                          --
                                                            ---------                      ---------

  Net cash flow from operations                               (78,298)                       (77,184)
                                                            ---------                      ---------

Cash flows from investing activities:

Additions to securities held                                  (11,565)                       (17,573)
Proceeds from sale of stock                                    78,492                           --
Additions to oil and gas properties                            (8,544)                       (39,281)
Additions to mineral properties                               (20,000)                        (1,695)
Additions to vehicles and equipment                              --                           (2,000)
Proceeds from investment bond sales                           146,500                           --
                                                            ---------                      ---------

  Net cash flows from investing activities:                   184,883                        (60,549)

Cash flows from financing activities:

Sale of common stock                                             --                           15,000
  Repurchase of common stock                                 (110,000)                       (90,000)
                                                            ---------                      ---------
Net cash flows from financing activities                     (110,000)                       (75,000)
                                                            ---------                      ---------

Net decrease in cash                                           (3,415)                      (212,733)

Cash at beginning of period                                    43,094                        329,677
                                                            ---------                      ---------

Cash at end of period                                       $  39,679                      $ 116,944
                                                            =========                      =========



                                       6

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL.
-------  --------

NATURE OF OPERATIONS

     The Company is engaged in the acquisition of mineral prospects and oil and gas properties. The Company's mineral prospects are in Montana, Western Canada, and Sweden. The Company's oil and gas properties and areas of interest are in Nebraska, Kansas, Ohio, and Texas. Much of the Company's business has focused primarily on brokering prospects, though in the past two years, it has acquired, for its own account, oil and gas production in Nebraska, Kansas and Texas.

USE OF ESTIMATES

The Company uses estimates in the preparation of its financial statements, primarily in the determination of depletion and in the realizable value of its investments in securities. Management has calculated depletion costs of its producing oil properties based on its estimate of recoverable reserves. Management has estimated the realizable market value of its investment in securities (i.e. Southern Africa Minerals Corporation and Layfield Resources, Inc.) based on the trading price of these securities on the Toronto Stock Exchange and the Vancouver Stock Exchange, respectively.

CONCENTRATION OF CUSTOMERS

The Company's revenues and cash flow in the near term will come from the sale of its investments in securities and product sales from its oil and gas properties. The cash realized from the sale of securities is dependent on market prices on relevant Canadian exchanges. Revenues and cash from oil and gas operations will likely be concentrated in a few purchasers as well as the then market prices of petroleum production.

The company sells its products to four customers.

                     Customer A = 75%
                     Customer B = 16%
                     Customer C = 6%
                     Customer D = 3%

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with Item 310 (b) of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1998 are not necessarily indicative of

Item 1. Financial
Statements. (Continued)

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

the results that may be expected for the fiscal year ending September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended September 30, 1997.

MINERAL PROPERTIES

Costs of acquiring, exploring and developing specific mineral properties are capitalized on a property by property basis until the commercial viability of each property is determined. If a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized.

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

PROPERTY, EQUIPMENT AND GAS PIPELINE

Depreciation and amortization of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. The Leavenworth, Kansas gas pipeline is being amortized on a units-of-gas production method based on the production of the gas wells served by the pipeline. When assets are sold or otherwise disposed of, the cost of accumulated depreciation will be removed from the accounts and any resulting gain or loss will be reflected in operations in the period realized.

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is based on the weighted average number of shares outstanding during the period.

ADOPTION OF STOCK BASED COMPENSATION PLAN

The Company utilizes APB 25 in accounting for its stock based compensation plan. In January 1993, the Company adopted an employee stock based compensation plan whereby certain key employees were granted stock options. The exercise price of the option was determined at the date of the grant and approximate the fair market value of the stock on that date. Options were granted for 220,000 shares of common stock on January 13, 1993 and are exercisable at $.10 per share prior to January 13, 1999. At the measurement date of the stock option grant, the exercisable price of the option exceeded the discounted bid price and no employee compensation was recorded.

BASIC EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standard No. 128. The Company has presented only basic earnings per share, as it had no material dilutive potential common shares outstanding during 1997 or 1998. Basic earnings per share have been computed based on the weighted average number of shares outstanding.

YEAR 2000 ISSUE

The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. Accordingly, as of March 31, 1998, the Company has converted all of its computer software to accommodate the "year 2000" issue. The amount expensed in 1998 was immaterial.

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE 2.  INVESTMENT IN SECURITIES.

Investments in securities are summarized as follows at March 31, 1998 and September 30, 1997:


                           Gross
                           Unrealized          Fair             Fair
                           Gain                Value            Value
                           At March 31         At March 31      At September 30
                           -----------         -----------      ---------------

common stock               $  171,195          $  404,950         $  233,755
debt securities                18,305             335,387            452,018
                           ----------          ----------         ----------
                           $  189,500          $  740,337         $  685,773
                           ----------          ----------         ----------


Item 2. MONUMENT RESOURCES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had a total of $39,679 in cash and $460,928 in working capital compared to $43,094 in cash and working capital of $499,098 at September 30, 1997. This represents a decrease of $3,415 in cash and a $38,170 decrease in working capital. The decrease in cash and working capital during the six months ended March 31, 1998 were the net result of additions to mineral and oil and gas properties of approximately $28,500, the repurchase of Company common stock for the treasury of $110,000, a decrease in accounts payable of $9,974 and net proceeds received from investment bond liquidation of approximately $146,500, and sales of common investment stock of Southern Africa Minerals Corporation and Layfield Resources, Inc. totaling $78,500.

At the present time, the Company's primary source of cash for operations and exploration is its current working capital, cash which can be raised by selling shares held for investment or its investment in U.S. government treasury securities and funds derived from its oil and gas operations. The Company has in the past, and plans in the future, to rely on joint venture partners or equity

Item 2.             Financial Statements.  (Continued)

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

funding to supply most of the funds needed to evaluate and develop its properties. Any inability of the Company to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third party funding may limit development of most of its properties.

The Company continues to seek joint venture financing for its properties and to acquire properties with near term revenue generating capability. Management's efforts to evaluate, identify and/or acquire such revenue generating prospects and to further develop its exiting properties are ongoing.

RESULTS OF OPERATIONS

Revenues from oil and gas sales increased significantly during the three and six months ended March 31, 1998. Oil and gas sales were $100,683 for the six months ended March 31, 1998 and increase of $46,160 or 85%. Oil and gas sales for the three months ended March 31, 1998 were $45,893 compared to $35,943 an increase of $9,950 or 28%. The increase was due to the acquisition of additional producing gas wells in Kansas during the last quarter of 1997, which resulted in improved production rates for the last six months. Production increases of approximately 26,000 MCF (68,950 MCF compared to 42,780) for the six months period were the primary reason for the increase in oil and gas revenues. Prices were constant at $1.30 per MCF.

Oil and gas operating expenses increased $30,450 (from $25,478 to $55,928) an increase of 120% due primarily to workover requirements of the newly acquired Kansas gas wells. Operating costs for the three months ended March 31, 1998 and 1997 were comparable and constant.

Pipeline income, which represents Kansas gas sold by the Company's wholly owned subsidiary, COG Transmission Corporation, to third party purchasers held fairly constant for the six months ended March 31, 1998. However, pipeline revenue declined $15,462 or 39% from $39,809 to $24,347. This decrease was caused by a decline in the average price of gas sold of $.85 per MCF (from $2.88/MCF to $2.03/MCF) and a decrease in volumes sold of 15,914 MCF, from 40,261 MCF to 24,347 MCF, a decrease of approximately 40%. This decrease in volume sold was caused by a modification of the gas purchaser's pipeline, which cut back on the volumes the Company was able to sell. Management hopes to negotiate a solution to this problem but there is no assurance that it will be able to do so.

General and administrative expense held fairly constant when comparing the two six month periods ended March 31, but expenses declined approximately 23% or

Item 2.             Financial Statements.  (Continued)

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

$12,578 from $55,550 to $42,972 for the three months ended March 31, 1997 and March 31, 1998. This decline was caused by recording certain auditing and accounting fees during the first quarter of 1997 and recording similar expenses in the second quarter of 1998. Overall general and administrative expense were comparable for the two periods.

Interest income decreased by $10,093 to $11,776 during the quarter due primarily to investment bond liquidation used to repurchase the Company's common stock. Oil, gas and pipeline expense increased from $67,481 for the six months ended March 31, 1997 to $101,426 for the six months ended March 31, 1998, a 50% increase due to workover expenses on the existing and newly acquired Kansas properties.

OIL AND GAS AND MINERALS ACTIVITIES

During the last half of 1997, the Company initiated a major workover program on its Leavenworth, Kansas Gas Project. In addition, the Company purshased approximately 18 additional gas wells with associated gas gathering and pipeline system known as the CAMCO/Heim Acquisition. The workovers and the CAMCO/Heim Acquisition have increased the projects' capable daily production to nearly 500MCFPD. The CAMCO/Heim Acquisition added over 379,000 MCF in proved reserves, which should extend the economic life of the project. Unfortunately, lower gas prices have somewhat diminished the impact of the additional production on the Company's oil and gas income.

In June 1997, the Company entered into an agreement to acquire a 50% working interest in approximately 4,600 acres of prospective Berea formation gas reserves in Morgan County, Ohio, called the Hackney Project. The Company's share of the acquisition cost was approximately $20,000. The Company has the right to participate in future development of the area by drilling four wells within the next 6 months; and a minimum of five wells are rquired to be drilled for each twelve month period thereafter until the entire project is completed. The Berea formation covers much of eastern Ohio and western West Virginia, northeastern Kentucky and northern Virginia. This formation historically has the capability of long-term production with an average life of 40 years. During the record Quarter of 1998, the Company assumed management of the project's Farmout Option Agreement. The Company plans to participate in the drilling of the first test well in May 1998. Based on the results of this test well, a decision will be made as to the drilling of the remaining three wells which would be required to continue the project's development in 1998. Future development of this project

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


will depend on the results of the 1998 program. Based on 20 acre spacing, the project could have locations for a large number of wells (100 to 200). The Company plans to be cautious in its development of this project should the initial wells prove to be economical.

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

STOCKHOLDERS' EQUITY

On April 1, 1997, the Company repurchased 500,000 shares of its restricted common stock for cash of $90,000 ($.18 per share) from Powerhouse. On June 20, 1997, the Company repurchased 1,000,000 shares of its restricted common stock for cash of $160,000 ($.16 per share) from Powerhouse. On November 3, 1997, the Company repurchased 1,000,000 shares of its restricted common stock for cash of $110,000 ($.11 per share). As of March 31, 1998, Powerhouse owned 500,000 shares or less than 10% of the Company's common stock. These purchases have reduced the number of the Company's outstanding common shares from 7,649,000 to 5,149,000, which has enhanced the shareholders earnings and equity per share.

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


                                     MONUMENT RESOURCES, INC.
                                         (Registrant)


                                     By:  /s/  A.G. Foust
                                          --------------------------------------
                                          A.G. Foust
                                          President (Chief Executive Officer,
                                          Principal Financial and Accounting
                                          Officer) and a Director