Form 10QSB
period 1998-06-30
MONUMENT RESOURCES INC
filed 1998-08-13
CIK 818468

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to __________

Commission file number     33-15528-D

                            MONUMENT RESOURCES, INC.
                            ------------------------
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

                                 (303) 688-3993
                                 --------------
                (Issuer's telephone number, Including Area Code)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X    No


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,149,000 shares of common stock were outstanding at August 13, 1998.

Traditional Small Business Disclosure Format (Check One):

                                   Yes  X     No

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      INDEX



PART I.  FINANCIAL INFORMATION                                    Page Number

                  Consolidated Balance Sheets as of
                  June 30, 1998 and September 30, 1997                  3

                  Consolidated Statements of Operations
                  for the Three Months and Nine Months Ended
                  June 30, 1998 and 1997                                5

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended
                  June 30, 1998 and 1997                                6

                  Notes to Consolidated Financial Statements            7

                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations     10

PART II. OTHER INFORMATION                                             14

Item 1.   Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      June 30,     September 30,
                                                        1998            1997
                                                      ---------      ----------

                                                     (Unaudited)     (Audited)
Current assets
     Cash                                             $   91,663     $   43,094
     Investment in securities                            316,095        452,018
     Accounts receivable                                  18,369         25,394
     Prepaid expense                                       3,337          9,579
                                                      ----------     ----------

Total current assets                                     429,464        530,085
                                                      ----------     ----------

Mineral properties                                       117,838         92,718
Proved and unproved oil and gas
     properties, successful efforts method,
     net of accumulated depletion                      1,647,599      1,667,006

Property and equipment
     Gas pipeline, net of accumulated
     depreciation                                        248,259        266,139
     Property and equipment, net of
        accumulated depreciation                          65,416         79,299
                                                      ----------     ----------

Net property and equipment                               313,675        345,438

Investment in securities, at market                      202,400        233,755
                                                      ----------     ----------

Total assets                                          $2,710,976     $2,869,002
                                                      ==========     ==========


                See notes to consolidated financial statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     June 30,      September 30,
                                                       1998             1997
                                                    -----------     -----------
                                                    (Unaudited)      (Audited)
Current liabilities
     Accounts payable and accrued expenses          $    12,518     $    30,987

                                                    -----------     -----------
Total current liabilities                                12,518          30,987
                                                    -----------     -----------

Stockholders' equity:
Preferred stock authorized
     1,000,000 shares; none issued
Common stock authorized
     10,000,000 shares; 6,149,000 issued
     and outstanding on September 30, 1997
     and 5,149,000 shares issued and
     outstanding on June 30, 1998                     3,187,210       3,297,210
Accumulated deficit                                    (708,758)       (686,540)
Unrealized gain on investment in securities             220,006         227,345
                                                    -----------     -----------

Total stockholders' equity                            2,698,458       2,838,015
                                                    -----------     -----------

Total liabilities and stockholders' equity          $ 2,710,976     $ 2,869,002
                                                    ===========     ===========




                 See notes to consolidated financial statements.




Item 1.   Financial Statements.  (Continued)

                                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                               Three Months                               Nine Months
                                               Ended June 30,                            Ended June 30,
                                     --------------------------------          --------------------------------
                                         1998                 1997                 1998                 1997
Revenue                              --------------------------------          --------------------------------
     Oil and gas sales               $    37,581          $    51,133          $   138,264          $   105,656
     Pipeline income                      17,431               27,231               99,842              106,493
     Interest                              6,038               11,504               17,814               33,373
     Other                                  --                 10,250                3,119               10,500
     Gain on stock sale                     --                   --                 78,492                 --
                                     -----------          -----------          -----------          -----------

             Total                        61,050              100,118              337,531              256,022
                                     -----------          -----------          -----------          -----------

Expenses
     Oil and gas operating
         expense                          23,233               36,953               79,161               62,431
     Pipeline operating expense           16,281               19,490               61,779               61,493
     Dry hole costs                       36,495                 --                 36,495               15,000
     General and administrative           32,327               40,958              125,314              134,058
     Depletion, depreciation and
         amortization                     19,000               18,569               57,000               58,282
                                     -----------          -----------          -----------          -----------


Total                                    127,336              115,970              359,749              331,264
                                     -----------          -----------          -----------          -----------

Net income (loss)                    $   (66,286)         $   (15,852)         $   (22,218)         $   (75,242)
                                     ===========          ===========          ===========          ===========

Net income (loss) per share                 (.01)                   *                    *                 (.01)
                                     -----------          -----------          -----------          -----------

Weighted average number
     of shares outstanding             5,149,000            7,626,330            5,273,543            7,453,690
                                     ===========          ===========          ===========          ===========


* "Less than $0.01 per share";  there is no difference between basic and primary earnings per share.




                                See notes to consolidated financial statements.

                                                       5

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Nine Months Ended June 30,
                                                           1998          1997
                                                      --------------------------
Cash flows from operating activities:

Net  (loss)                                             $ (22,218)    $ (75,242)
Items not affecting cash:
    Depreciation, depletion and amortization               57,000        58,282
Changes in operating assets and liabilities:
    Increase investment in securities                        --         (28,437)
    Decrease in prepaid expense                             6,242         2,197
    Decrease (Increase) in accounts receivable              7,025        (8,151)
    (Decrease) Increase in accounts payable
       and accrued expenses                               (18,468)       67,368
Sale of stock                                             (78,492)         --
                                                        ---------     ---------

Cash flow from operations                                 (48,911)       16,017
                                                        ---------     ---------

Cash flows from investing activities:

Additions to securities held                              (16,562)         --
Proceeds from sale of stock                                78,492          --
Additions to oil and gas properties                        (5,830)      (57,305)
Additions to mineral properties                           (25,120)       (1,695)
Additions to vehicles and equipment                          --          (2,000)
Proceeds from investment bond sales                       176,500          --
                                                        ---------     ---------
Net cash flows from investing activities:                 207,480       (61,000)
                                                        ---------     ---------

Cash flows from financing activities:

Sale of common stock                                         --          15,000
Repurchase of common stock                               (110,000)     (250,000)
                                                        ---------     ---------
Net cash flows from financing activities                 (110,000)     (235,000)
                                                        ---------     ---------
Net Increase (decrease) in cash                            48,569      (279,983)

Cash at beginning of period                                43,094       329,677
                                                        ---------     ---------

Cash at end of period                                   $  91,663     $  49,694
                                                        =========     =========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL.
----------------

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

                  Customer A = 80.32%
                  Customer B = 12.96%
                  Customer C = 2.83%
                  Customer D = 2.00%
                  Customer E = 1.89%

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with Item 310 (b) of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended September 30, 1997.

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

YEAR 2000 ISSUE

The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. Accordingly, as of June 30, 1998, the Company has converted all of its computer software to accommodate the "year 2000" issue. The amount expensed in 1998 was immaterial.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2. INVESTMENT IN SECURITIES.
---------------------------------

Investments in securities are summarized as follows at June 30, 1998 and September 30, 1997:


                         Gross
                         Unrealized          Fair               Fair
                         Gain (Loss)         Value              Value
                         At June 30, 1998    At June 30, 1998   At Sept 30, 1997
                         ----------------    ----------------   ----------------

Common Stock                 (31,355)             202,400           $233,755
Debt Securities               24,015              316,095            452,018
                            --------             --------           --------
                              (7,340)             518,495            685,773
                            --------             --------           --------


Item 2.         MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had $91,663 in cash and $416,946 in working capital compared to $43,094 in cash and working capital of $499,098 at September 30, 1997. This represents an increase of $48,569 in cash and an $82,152 decrease in working capital. The increase in cash and decrease working capital during the nine months ended June 30, 1998 were the net result of additions to mineral and oil and gas properties of approximately $31,000, the repurchase of Company common stock for $110,000, a decrease in accounts payable of $18,468 and net proceeds received from investment bond liquidation of approximately $176,500, and sales of stock of Southern Africa Minerals Corporation and Layfield Resources, Inc. totaling $78,500. The Company also incurred expenses of $36,500 in an unsuccessful attempt to develop an oil and gas property in Ohio.

At the present time, the Company's primary source of cash for operations and exploration is its current working capital, cash which can be raised by selling shares held for investment or its investment in U.S. government treasury securities and funds derived from its oil and gas operations. The Company has in the past, and plans in the future, to rely on joint venture partners or equity

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

funding to supply most of the funds needed to evaluate and develop properties. The inability of the Company to raise additional capital through a stock offering, to liquidate its securities holdings at favorable prices or obtain third party funding will limit development of its existing properties and its ability to acquire and develop other properties.

RESULTS OF OPERATIONS

Revenues from oil and gas sales increased during the nine months ended June 30, 1998. Oil and gas sales were $ 138,264 for the nine months ended June 30, 1998 an increase of $32,608 or 31%. However, oil and gas sales for the three months ended June 30, 1998 were $37,581 compared to $51,133 a decrease of $13,552 or 27%. The nine month increase was due to the acquisition of additional producing gas wells in Kansas during the last quarter of fiscal 1997, which resulted in improved production rates for the last nine months ended June 30, 1998. Production increases of approximately 22,523 MCF (92,792 MCF compared to 70,269) for the nine months period ended June 30, 1998 were the primary reason for the increase in oil and gas revenues. Prices were constant at $1.30 per MCF. The decrease in oil and gas sales for the three months ended June 30, 1998 was due primarily to decreased volumes as a result of decreased demand for gas usage and mechanical problems with the gas purchaser's pipeline.

Oil and gas operating expenses for the nine months ended June 30, 1998 increased $16,730 (from $62,431 to $79,161) an increase of 27% due primarily to workover requirements of the newly acquired Kansas gas wells. Operating costs for the three months ended June 30, 1998 and 1997 were $23,233 and $36,953 a decrease of $13,720 or 37% due to reduced workover expenses in 1998 compared to the same period in 1997.

Pipeline income, which represents Kansas gas sold by the Company's wholly owned subsidiary, COG Transmission Corporation, to third party purchasers increased from 70,269 MCF for the nine months ended June 30, 1997 to 92,792 MCF for the nine months ended July 30, 1998. However, pipeline revenue declined $6,651 or 6% from $106,493 to $99,842. This decrease was caused by a decline in the average price of gas sold of $.08 per MCF (from $2.78/MCF to $2.70/MCF). An offsetting increase in volumes sold of 22,523 MCF, from 70,269 MCF to 92,792 MCF, of approximately 32% minimized the impact of the price decrease. Also, beginning January 1998, COG Transmission no longer charged the Company and royalty owners a transportation fee which resulted in a further reduction of revenue of approximately $15,000. Of the $15,000 transportation fee, approximately 80% or $12,000 was charged to the Company and was eliminated in consolidations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


General and administrative expense held fairly constant when comparing the two nine month periods ended June 30, but expenses declined approximately 21% or $8,631 from $40,958 to $32,327 for the three months ended June 30, 1997 and June 30, 1998. This decline was due primarily to the reduction of office rent, telephone, legal, and consulting fees for the three months ended June 30, 1998.

Interest income decreased by $15,559 to $17,814 during the quarter due primarily to investment bond liquidation used to repurchase the Company's common stock, acquire mining property and test a gas prospect in Ohio. Oil and gas and pipeline expense increased from $123,924 for the nine months ended June 30, 1998 to $140,940 for the nine months ended June 30, 1998, a 14% increase due to workover expenses on the existing and newly acquired Kansas properties.

OIL AND GAS AND MINERALS ACTIVITIES

During the last half of fiscal 1997, the Company initiated a workover program on its Leavenworth, Kansas Gas Project. In addition, the Company purchased approximately 18 additional gas wells with associated gas gathering and pipeline system known as the CAMCO/Heim Acquisition. The workovers and the CAMCO/Heim Acquisition have increased the projects' capable daily production to nearly 500MCFPD. The CAMCO/Heim Acquisition added over 379,000 MCF in proved reserves, which should extend the economic life of the project. Unfortunately, lower gas prices have somewhat diminished the impact of the additional production on the Company's oil and gas income.

The Company drilled a first test well in June 1998 on a gas project it held in Morgan County, Ohio known as the Hackney Project. Based on the disappointing results of the test well, a decision was made to discontinue the project's development and the Company reassigned its interest in the project. The Company's share of the expenses associated with this project was $36,495.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


In October 1997, the Company entered into an agreement to acquire a mineral project in southern Sweden. The agreement is with Michael Bromley-Challenor d.b.a. Geoforum and covers over 8,000 hectares (19,700 acres) of permitted lands. The properties consist of three exploration permits issued by the Mining Inspector of Sweden pursuant to its Mineral Act and are valid for three years from date of issuance. The Company has paid $20,000 cash and will issue (upon receipt of the appropriate assignments) 50,000 shares of the Company's common stock to acquire a 70% working interest in the project. The properties are prospective for shallow strata-controlled zinc, lead, minor precious metals, and possible fluorite and barite deposits. Exploration procedures anticipated are geological, geochemical, and geophysical surveys, followed by sample drilling. The area is easily accessible by road and power is readily available. the Company is currently seeking an industry partner to fund the exploration and initial development of the project. The Company and its agents have presented the project to a few potential industry partners, which are currently evaluating the project's potential.

STOCKHOLDERS' EQUITY

On April 1, 1997, the Company repurchased 500,000 shares of its restricted common stock for cash of $90,000 ($.18 per share) from Powerhouse Resources, Inc. On June 20, 1997, the Company repurchased 1,000,000 shares of its restricted common stock for cash of $160,000 ($.16 per share) from Powerhouse. On November 3, 1997, the Company repurchased 1,000,000 shares of its restricted common stock for cash of $110,000 ($.11 per share). As of June 30, 1998, Powerhouse owned 500,000 shares or less than 10% of the Company's common stock. These purchases have reduced the number of the Company's outstanding common shares from 7,649,000 to 5,149,000.

As of June 30, 1998, the Company's total shareholders' equity was $2,698,458 compared to $2,838,015 on September 30, 1997. This decrease of $139,557 was in part due to the decrease in value of investment securities of $7,339 as a result of fluctuations in the market value of the Canadian securities held by the Company. The balance of the shareholder's equity decrease was due to operating losses of $22,218 and the repurchase of $110,000 of the Company's common stock.

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


                                          MONUMENT RESOURCES, INC.
                                          (Registrant)


                                          By: /s/  A.G. Foust
                                             ------------------------------
                                             A.G. Foust
                                             President (Chief Executive Officer,
                                             Principal Financial and Accounting
                                             Officer) and a Director