Form 10KSB
period 1998-09-30
MONUMENT RESOURCES INC
filed 1998-12-30
CIK 818468

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended 9/30/98.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     Commission file number  33-15528-D


                            MONUMENT RESOURCES, INC.
                            ------------------------
           (Name of Small Business Issuer as Specified in its Charter)

          Colorado                                       84-1028449
          --------                                       ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

          513 Wilcox Street, P.O. Box 1450, Castle Rock, Colorado 80104
          -------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (303) 688-3993
                                 --------------
                 Issuer's Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $380,289.

The Issuer had 4,699,000 shares of its Common Stock outstanding at December 29, 1998. (See Notes 6 and 14 to the Consolidated Financial Statements.)

The Issuer's Common Stock is not quoted on any securities exchange, the facilities of NASDAQ, the DTC Bulletin Board or the National Quotation Bureau's "Pink Sheets." On December 10, 1998, the Issuer repurchased 500,000 shares of its Common Stock for $55,000 or $0.11 per share. On that basis, the aggregate market value of shares held by non-affiliates would be $332,975 (i.e. 3,027,050 shares multiplied by $0.11 per share).

Documents incorporated by reference: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein including "Management's Discussion and Analysis or Plan of Operations" and Item 2 under "Description of Properties" and "Oil and Gas Reserves."

     (a) General Development Of Business. The Company was incorporated as Copper Mountain Ventures, Inc. under the laws of the State of Colorado on October 1, 1984. The Company's name was later changed to Monument Resource Development, Inc. and lastly, in June 1987 to Monument Resources, Inc.

     (b) Narrative Description Of Business. The Company's primary activities are to search for, acquire, evaluate, and market oil and gas and mineral properties and interests therein. Although the Company has acquired properties in the past, the Company may not be able to acquire additional properties in the future because of its limited capitalization and industry competition. Since exploration, development, and production of minerals and oil and gas typically require substantial amounts of capital, the Company cannot engage in major exploration and development activities, except on a carried interest basis.

     In June 1997, the Company entered into an agreement to acquire a 50% working interest in approximately 4,600 acres of prospective Berea formation gas reserves in Morgan County, Ohio, called the Hackney Project. The Company's share of the acquisition cost was approximately $20,000. The Company had the right to participate in future development of the area by drilling four wells within 12 months. In June 1998 the company participated in the drilling of a test well on the project. Due to disappointing results after completion, the well was plugged and abandoned and the Company elected to terminate its future participation in the project. Total cost of the Company's share of the test well was $33,096.

     In September 1997, the Company purchased from Camco Oil, Inc. for $15,000 all its interest in 17 gas wells, gas gathering system and related equipment in Leavenworth County, Kansas, known as the Heim property. These wells and the gathering system have been tied into the Company's existing gas pipeline and gas sales system. The Company continues to evaluate and recomplete the gas wells to determine their potential for additional productivity. As of December 1998, 7 gas wells have been placed on production and are currently producing from 100 to 200 MCF of gas per day. The Company expects the daily production to increase with the addition of and/or recompletion of the remaining wells.

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

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

     The Company's products during fiscal year ended September 30, 1998, were crude oil, natural gas, and other petroleum products. Crude oil, natural gas, and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which the Company's producing wells are located. In the fiscal year ended September 30, 1998, crude oil and natural gas sales, and related revenues accounted for $280,693 or 74% of the Company's revenues, $75,515, or 20% was the result of the gain on sale of an investment, while $22,360 or 6% was interest income. The Company did not receive any mineral revenues during fiscal 1998.

COMPETITIVE CONDITIONS

     The exploration for and development and production of oil, gas, and other minerals are subject to intense competition. The principal methods of competition in the industry for the acquisition of oil, gas, and mineral leases, and producing properties are the payment of cash bonus payments at the time of acquisition of leases, delay rentals, location damage supplement payments, and stipulations requiring exploration and production commitments by the lessee. Companies with greater financial resources, existing staff and labor forces, equipment for exploration, and experience are in a better position than the Company to compete for such leases. In addition, the ability of the Company to market any oil and gas which it might produce could be severely limited by its inability to compete with larger companies operating in the same area, which may be willing or able to offer any oil and gas produced by them at a price lower than that of the Company. Exploration and production costs of minerals, particularly precious metals, may impede the ability of the Company to offer such production at competitive prices.

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

     The principal methods of competition in the industry for the acquisition of mineral leases is the payment of bonus payments at the time of acquisition of leases, delay rentals, advance royalties, the use of differential royalty rates, the amount of annual rental payments, stipulations requiring exploration, and production commitments by the lessee. Companies with far greater financial resources, existing staff and labor forces, equipment for exploration and mining, and experience will be in a better position than the Company to compete for such leases.

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

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

     In the oil and gas segment of the Company's business in fiscal year ended September 30,1998, two companies purchased in excess of 10% of the Company's total oil and gas production. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from the Company could most likely be replaced by another buyer.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATION

Oil and gas exploration and production, as well as mining activities, are open to significant governmental regulation including worker health and safety laws, employment regulations, and environmental regulations. Operations, which sometimes occur on public lands, may be subject to regulation by, among other state and federal agencies, the Bureau of Land Management, the U.S. Army Corps of Engineers or the U.S. Forest Service.

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

EMPLOYEES AND CONSULTANTS

     The Company currently has two full-time employees, A.G. Foust, President and Jeff D. Ogden, Kansas Gas Field Supervisor, and a part-time contract oil and gas accounting consultant. Stewart A. Jackson, one of the Company's directors, also spends some of his time on the Company's business. The Company may hire additional personnel as required by its operations and may also engage the services of geological and engineering consultants from time to time to assist in its operations.

ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company has interests in a number of oil and gas projects, one undeveloped gold and silver prospect in the United States, and one undeveloped gold property in British Columbia, Canada. The Company also has an interest in a mineral concession in Sweden.

     The following subsections set forth information concerning each of the Company's prospects.

OIL AND GAS PROSPECTS

     Galvan Ranch Property, Webb County, Texas

     The  Company   acquired  an  interest  in  this  property  from  Powerhouse
Resources, Inc. as of April 1, 1996. The property consists of approximately 60,000 acres of oil and gas leases. The Company's original interest consisted of a 15% working interest and a 2% overriding royalty in the leases. During May 1996, the Company sold a portion of its interest in the property for $565,000 cash and retains a 15% working interest and a 2% overriding royalty in approximately 13 producing gas wells plus a 2% working interest and a 0.35% to 0.76% overriding royalty on the balance of the acreage. Third party exploration drilling was conducted on the property during 1997 which resulted in two dry holes. The third party has not informed the Company of any additional plans it may have for the project.

     Kansas Gas Project - Leavenworth County, Kansas

     The Company acquired its original interest in this property in April 1996, and acquired an additional interest in the area from Camco Oil, Inc. in September 1997. The project consists of approximately 3,500 acres of oil and gas leases with right-of-ways and approximately 38 gas wells, over 20 miles of a gas gathering and pipeline system, and necessary equipment and facilities to produce and market the gas production. Currently these wells are producing an aggregate of approximately 400 MCFPD. During 1997 and 1998, the Company conducted a workover program on a number of the wells, which increased the production to its current level. Management believes a continued modest workover program will maintain the production at its current level of profitability. The Camco/Heim acquisition referred to in Item 1 above, added significant reserves and daily production to the project.

     East Voss Waterflood - Knox County, Texas

     The Company acquired an interest in this property from Powerhouse Resources, Inc. in April 1996. The property consists of approximately 330 acres of unitized oil and gas leases containing 21 oil and injection wells. The field is currently on a standby status and the Company is seeking an industry partner to develop possible secondary waterflood potential.

     Kimball County, Nebraska

     During November 1995, the Company purchased interests in three producing oil wells in Kimball County, Nebraska for $22,000. The Company's net revenue interest in the three wells are 7.50%, 3.93% and 3.33%. These wells were drilled approximately 5 years ago and are currently generating a total of approximately $500 per month cash flow to the Company.

GOLD MINING PROSPECTS

     Dobler Mine Prospect, Broadwater County, Montana

     The Company purchased a 100% ownership in a certain mining property in Broadwater County, Montana, known as the Dobler Mine prospect. The prospect consists of 80 acres of fee land (including minerals) and mineral rights to 280 surrounding acres, which the Company acquired during 1989 by exercising an option it held.

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

     The Company plans to hold this property for future joint venture or development upon an increase in gold prices. In addition, the property has a residual value for its real estate and timber potential.

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

     In 1995, the Company sold 1,300,000 shares of common stock of SAF to Layfield Resources, Inc. ("Layfield") in exchange for 3,500,000 shares of common stock of Layfield; and $113,405 (U.S.) in cash pursuant to a Letter Agreement dated May 10, 1995; and signed by the Company, Layfield and Yorkton Securities, Inc. ("Yorkton"). The Agreement also required that Yorkton would immediately purchase from the Company 1,000,000 of Layfield's shares for $291,223 (U.S.) See Notes to Consolidated Financial Statements.

     In 1998, the Company sold 50,000 shares of Layfield common stock for $8,422 and 100,000 shares of SAF common stock for $70,798. The Company plans to hold the balance of its Layfield and SAF shares (1,950,000 and 100,000 shares, respectively) and sell them at an appropriate time.

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

     In October 1997 the Company acquired a base metal mineral project in Southern Sweden. The project is a joint venture with Geoforum Scandinavia AB and covers over 8,000 hectares (19,700 acres) of licensed lands. The properties consist of three exploration licenses with the government of Sweden and are valid for three years from date of issuance. The Company paid $20,000 cash and is committed to issue 50,000 shares of the Company's restricted common stock to acquire a 70% working interest in the project. The properties are prospective for shallow strata- controlled zinc, lead, minor precious metals, and possible fluorite and barite deposits. Exploration procedures anticipated are geological, geochemical, and geophysical surveys, followed by sample drilling. The area is easily accessible by road with power and water readily available. The Company is currently seeking an industry partner to fund the exploration and development of this project.

PRODUCTION INFORMATION

     NET PRODUCTION, AVERAGE SALES PRICE, AND AVERAGE PRODUCTION COSTS

     The table below sets forth the net quantities of oil and gas production attributable to the Company for the fiscal years ended September 30, 1998 and 1997 and the average sales prices, average production costs, and direct lifting costs per unit of production.

                                            Year Ended September 30,
                                            ------------------------
Net Production                            1998                    1997
--------------                            ----                    ----

Oil (BBLS)                                 1,076                   1,440
Gas (MCF)                                112,630                  86,842

Average Sales Prices
--------------------

Oil (per BBL)                            $ 11.98                 $ 12.67
Gas (per MCF)                            $  1.38                 $  3.01

Average Production Cost
-----------------------

Per equivalent* MCF of gas               $  1.55                 $  1.88

Average Lifting Costs
---------------------

Per equivalent* MCF of gas               $   .83                 $  1.08

     Production costs include all expenses, depreciation, depletion, and amortization, lease operating expenses and all associated taxes. Direct lifting costs do not include impairment expense, ceiling write down or depreciation, depletion and amortization.

*Equivalency assumes that one barrel of oil equals 6 MCF of gas.

RESERVE INFORMATION

     OIL AND GAS RESERVES

     Oil and gas reserves for the Company's properties have been evaluated as of September 30, 1998.

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

ESTIMATED PROVED RESERVES

     The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of the Company for the years ended September 30, 1997 and 1998. See Note 12 to the Consolidated Financial Statements for required Securities and Exchange Commission disclosure.

Proved Reserves
---------------
                                                 Oil (M BBLS)         Gas (MCF)
                                                 ------------         ---------

Estimated quantity, September 30, 1996               173                4,204
Revisions of previous estimates                        -               (2,797)

Acquisitions at September 30, 1997                                        380
Production                                             -                  (87)
                                                     ---                 -----

Estimated quantity, September 30, 1997               173                1,700
Revision of previous estimates                       (24)                 213
Production                                             -                 (113)
                                                     ---                 ----

Estimated quantity, September 30, 1998               149                1,800
                                                     ===                =====

                                     Developed         Undeveloped     Total
                                     ---------         -----------     -----

Oil (M BBLS)
September 30, 1997                           -             173           173
September 30, 1998                           -             149           149

Gas (MCF)
September 30, 1997                       1,057             643         1,700
September 30, 1998                       1,199             601         1,800

     OIL AND GAS TITLES

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

MINING TITLES

     The Company does not have title opinions on its mining claims or leases and, therefore, has not identified potential adverse claimants nor has it quantified the risk that any adverse claimant may successfully contest all or a portion of its title to the claims. Furthermore, the validity of all federal unpatented mining claims is dependent upon inherent uncertainties such as the sufficiency of the discovery of minerals, proper positing and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. In the absence of a discovery of valuable minerals, a mining claim is open to location by others unless the claimant is in actual possession of and diligently working the claim. No assurance can be given with respect to unpatented mining claims in the exploratory stage that a discovery of a valuable mineral deposit will be made.

     To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $100 per claim. Title examinations for a particular claim will be made when and if a significant discovery is made on that claim. As of September 30, 1998, the Company had no unpatented mining claims.

OFFICE FACILITIES

     The Company's Castle Rock, Colorado office consists of approximately 100 square feet and has been leased from an unaffiliated third party for $100 per month on a month-to-month basis since September 1, 1997. In addition, the Company maintains offices with a one-year lease in Denver, Colorado, at a cost of $770 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were not matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended September 30, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. The Company's common stock was traded on the over-the-counter market until November 1992, and has been quoted only sporadically since November 1992.

     (b) Holders. The estimated number of beneficial owners of the Company's common stock at December 29, 1998 was approximately 145.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had $550,123 in current assets and $519,136 in working capital. As of September 30, 1998, the Company had $404,002 in current assets and $386,067 in working capital. The decrease in working capital of $133,069 or 25.6% was due primarily to conversion of investment in securities to cash which was used to acquire mineral properties, drill a test well on the Company's Ohio acreage and repurchase one million shares of the Company's common stock from a non-affiliated party.

     At the present time, the Company's primary source of cash for operations and exploration is its current working capital, cash flow from operations, and cash which can be raised by selling shares of SAF or Layfield and its investment in debt securities. The Company has in the past and plans in the future, to rely on joint venture partners or equity funding to supply most of the capital needed to evaluate and develop its properties. Any inability of the Company to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third party funding may limit development of most of its properties. Although the Company intends to use joint venture or equity funding to explore, acquire and, if warranted, develop its properties, the natural resource business is nevertheless very capital intensive. Based upon the Company's current status and plans, approximately $42,000 will be needed in 1999 to fund necessary holding expenses on the Company's properties.

     The Company continues to seek joint venture financing for its properties and to acquire properties with near term revenue generating capability. Management's efforts to evaluate, identify and/or acquire such revenue generating prospects and to further develop its existing properties have been ongoing during this past year, and while management is optimistic, there is no assurance that the Company will be successful in securing the required capital.

     Results Of Operations

     The Company's revenue increased from $342,074 in 1997 to $380,289 in 1998. The increase of approximately $38,000 was the net result of a gain on the sale of stock of $76,000 and a decrease in interest income and other income of $18,600 and $19,400 respectively. Oil and gas and pipeline sales were substantially unchanged from the previous year.

     The Company's statement of operations for fiscal 1998 shows expenses of general and administrative costs of $162,268 compared to $197,185 in fiscal 1997. The decrease of $35,000 was due to a reduction of legal and accounting fees of approximately $18,000 and approximately a $17,000 reduction in other general and administrative expenses.

     Oil and gas and pipeline operating costs remained constant when comparing the two periods while depletion and depreciation expense increased $11,667 or 15%. The Company elected to report an impairment on one of its Texas properties and accordingly set up an impairment reserve of $561,000 for the year ended September 30, 1998. Both the increase in depletion expense and the recognition of the impairment were due to a significant decline in oil prices the Company experienced at the end of its fiscal year. Because of the price decline, recoverable reserves and productive lives of its oil and gas properties were shortened, causing potential reduced future cash flows from this property. During June 1998 the Company drilled a test well on a gas prospect in Ohio. The well was unsuccessful and the prospect was abandoned, resulting in dryhole costs of approximately $33,000.

     The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (Year 2000) approaches. Accordingly, as of September 30, 1998, the Company has converted all of its computer software to accommodate the "Year 2000" issue. The amount expensed in 1998 was immaterial.

ITEM 7. FINANCIAL STATEMENTS.

The Report of the Independent Certified Public Accountants appearing at Page F-1 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at Pages F-2 through F-26 hereof are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Officers of the Company are as follows:

                                                              Served as a
Name                      Age           Position              Director Since
----                      ---           --------              --------------

A.G. Foust                 55           President and a       October 1, 1984
                                        Director

Stewart A. Jackson         56           Director              January 1, 1992

John J. Womack             78           Director              June 20, 1986

Ray K. Davis               56           Secretary                       N/A

Dru E. Campbell            47           Assistant Secretary             N/A


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

     The business experience and principal occupations of each Director and Officer of the Company for at least the past five years are as follows:

     A.G. Foust has been President of the Company since May 1, 1995, and he has been a Director since its inception. He also served as President of the Company since its inception in 1984 until September 1993. From June of 1984 to June of 1986, he was employed as a licensed registered representative and Vice President of Corporate Finance of B. J. Leonard & Company, Inc., a brokerage firm located in Denver, Colorado. From January 1976 to May 1984, he was President and Director of Minerals Engineering Company, a corporation with a class of equity securities registered under the Securities Exchange Act of 1934. Minerals Engineering Company, now a wholly-owned subsidiary of Hecla Mining Co., is in the mining business. Mr. Foust has over 30 years of experience in the natural resources industry. From April 1972 through January 1976, he served as Assistant Vice President and Loan Officer of the First National Bank of Denver. His responsibilities as a loan officer included providing financial services for natural resource and mining companies. From November 1969 to April 1972, he was operations manager at Chorney Oil Company, a privately owned oil and gas exploration and production Company, and was responsible for all drilling completions, production and engineering. From 1968 through 1969, he served as a consulting engineer associated with Minerals Management, Inc., Casper, Wyoming. From April 1968 through November 1968, he served as District Engineer of Consolidated Oil and Gas, Inc., operating out of Denver, Colorado. From June 1964 through April 1968, Mr. Foust was employed as a chemical engineer with Shell Oil Company, designing and supervising production of water and chemical flood installations. Mr. Foust has a BS degree in Chemical Engineering from Montana State University.

     Stewart A. Jackson was President of the Company from September 1993 until May 1995 and has been a Director since early 1992. He had also served as a director of Layfield Resources, Inc., a publicly-held Company listed on the Vancouver Stock Exchange, from 1993 to May 1995. Mr. Jackson has 33 years experience in the mineral industry and has been associated with the Company in a geological consulting capacity for the past three years and as a Director since January 1, 1992. He is actively involved in exploration and development of both base and precious metal deposits in a wide range of environments for both large and small companies. He was responsible for the discovery and development of several major mineral discoveries, including the Red Dog multi-billion dollar zinc deposit in northwestern Alaska for Cominco Resources, Inc., where he was Supervisory Geologist from 1969 to 1977. He was involved in the discovery and development of the Borealis, Sout McCoy and Manhattan gold deposits in Nevada for Houston Oil and Minerals where he held the position of Manager-Minerals Exploration from 1977 to 1981. He formed Crown Resource Corp. in 1981 and acted as President of that Company until 1987. Crown Resource Corp. (now Crown Resources Corporation) currently has three major gold discoveries in production and several other gold deposits under development. He raised $20 million for the discovery and development of these and other properties before leaving Crown. He is currently involved in exploration and development projects including gold, silver, diamonds and base metals. Mr. Jackson earned a Bachelor of Science degree in Geology from the University of Western Ontario, Master of Science degree in Stratigraphy and Mineral Deposits from the University of Toronto and a Ph.D. in Stratigraphy and Economic Geology from the University of Alberta. In addition to these accomplishments, he has also been author and co-author of numerous geologic publications and received prestigious awards for some. Mr. Jackson resigned as President in May 1995, in order to devote more of his time to his foreign mining activities, and is currently on the Board of a number of Canadian mining companies.

     John J. Womack has been a Director of the Company since June 20, 1986. Mr. Womack retired in early 1982 as Adjutant General and Director of Military Affairs, Department of Defense, State of Montana, a position he had held since 1969. General Womack holds a BA degree (1947) and a MA degree (1955) from Western Montana College. In 1954 he formed Pacific Mining and Exploration
Company, which developed the Carter Creek iron property in Madison and Beaverhead Counties, Montana. In 1962 he formed Southmont Exploration Company to explore Beaverhead County, Montana for tungsten. In 1980 and 1981, he owned and supervised operations for a heap leach gold venture at the Franklin Mine in Lewis and Clark Counties, Montana. From 1971 through June 1984, he was a Director of Minerals Engineering Company. General Womack has been retired since June 1984.

     Ray K. Davis has been associated with Monument Resources since March 1996 in the capacity of Financial Consultant and provides the Company with administrative services, accounting, SEC and tax support. He has 30 years experience in the oil and gas and mining industries, with emphasis on asset acquisition, mergers and project due diligence. Merger and acquisition negotiations as well as due diligence projects have taken him to Russia, Alaska, Mexico, and Europe. Mr. Davis has been a consultant to the oil and gas industries since November 1984. From May of 1977 through October 1984, he was treasurer of Macey and Mershon Oil, Inc. responsible for financial planning and operations of the Company and its owners. From June 1973 to April 1977, he was a partner in the firm of Ballard-Davis Associates which provided financial and accounting services to small and newly formed companies in the oil and gas industry. From November 1969 to March 1973 Mr. Davis was Controller of the Baumgartner Companies with oil, gas, mining, and drilling operations in the United States and Canada. From November 1968 to November 1969, he was Assistant Controller of The Colorado Corporation, a wholly owned subsidiary of King Resources, Inc. Mr. Davis is a 1967 graduate of the University of Denver, Denver, Colorado with a Bachelor of Science degree in Business Administration. Mr. Davis is a past officer and director of the Colorado Society of Petroleum Accountants. For three years, he taught oil and gas accounting at Arapahoe Community College.

     Dru E. Campbell has been employed by the Company on a full and part-time basis since its inception as the office secretary. Ms. Campbell was appointed to fill the position of Secretary of the Corporation in January of 1989 when Mr. Beeder resigned. On November 1, 1997, Ms. Campbell resigned as Corporate Secretary and assumed the position of Assistant Secretary. Ms. Campbell has over 28 years office and secretarial experience.

     No family relationship exists between or among any of the persons named above except that A.G. Foust and Dru Campbell are married to each other. None of the Company's Directors are directors of any other Company having a class of equity securities registered under the Exchange Act or any Company registered as an investment Company under the Investment Company Act of 1940. All persons whose activities are material to the operations of the Company have been described herein.

     The Company's Directors, Officers, and 10% or more shareholders are not presently subject to Section 16 (a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information regarding executive compensation for the Company's President and Chief Executive Officer. No executive officer received compensation in excess of $100,000 for either of the years ended September 30, 1997 and 1998.


                                          SUMMARY COMPENSATION TABLE
                                          --------------------------


                                                                          Long Term Compensation
                                                                          ----------------------
                                    Annual Compensation                          Awards           Payouts
                                    -------------------                          ------           -------
                                                                          Restricted   Options/
Name and Principal         Fiscal                        Other Annual     Stock        SARs       LTIP     All Other
    Position                Year    Salary     Bonus     Compensation     Award(s)     (Number)   Payouts  Compensation
    --------                ----    ------     -----     ------------     --------     --------   -------  ------------

A.G. Foust, President       1997   $46,000      -0-           -0-           -0-          -0-       -0-         -0-
and Chief Executive         1998   $48,000      -0-           -0-           -0-          -0-       -0-         -0-
   Officer

            OPTION/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 1998
            ---------------------------------------------------------

                           Percent of Total
                           Options/SARs
             Options/      Granted to         Exercise
             SARs          Employees in       or Base
Name         (Number)      Fiscal Year        Price ($/Sh)    Expiration Date
----         --------      -----------        ------------    ---------------

A.G. Foust     -0-              N/A              N/A                N/A

     At the present time, the Company has no retirement, pension or profit sharing programs for the benefit of its employees. However, in its discretion, may adopt one or more of such programs in the future.

     Refer to Note 7, page 16 to the Consolidated Financial Statements for status of current outstanding stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 29, 1998, the number and percentage of shares of the Company's no par value Common Stock (its only class of voting securities), owned beneficially by each Officer and Director, each person known by the Company to own more than five percent of the Company's common stock, and all Directors and Officers as a group:

Name and Address of               Amount and Nature of           Percent of
  Beneficial Owner                Beneficial Ownership             Class
  ----------------                --------------------             -----

A.G. Foust                             900,000 (1)                 17.48%
4810 West Delaware Drive
Larkspur, CO 80118

Stewart A. Jackson                     464,450                      9.02%
6025 S. Eaton Lane
Littleton, CO 80123

Dru E. Campbell                        182,500 (2)                  3.54%
4810 West Delaware Drive
Larkspur, CO 80118

John J. Womack                         125,000                      2.43%
208 E. Bannack
Dillon, MT 59725

Powerhouse Resources, Inc.             500,000                      9.91%
1624 Market Street, Suite 303
Denver, CO 80202

All Officers and Directors as a      1,671,950                     32.47%
Group (4 Persons)


     To the Company's knowledge, each person listed has sole voting and investment power over the shares stated as beneficially owned.

(1) Includes 740,000 shares of common stock owned by Mr. Foust and 160,000 shares underlying stock options held by Mr. Foust. Does not include the 122,500 shares of common stock owned by Mr. Foust's wife, Dru E. Campbell, who is Assistant Secretary of the Company. Mr. Foust disclaims beneficial ownership of his wife's shares.

(2) Includes 122,500 shares of common stock owned by Ms. Campbell and 60,000 shares underlying stock options held by Ms. Campbell.

     The Company is unaware of any arrangements, including a pledge of securities, which may cause a change in control of the Company. The Company knows of no arrangements the operation of which may result in a change of control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended September 30, 1998, the Company repurchased 1,000,000 shares of its common stock from Powerhouse Resources, Inc for $110,000. As of September 30, 1998, Powerhouse Resources, Inc. owned 500,000 shares of the Company's common stock which the Company repurchased on December 10, 1998, for $55,000.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS. None

     (b) No reports were filed on Form 8-K during the Company's fourth quarter ended September 30,1998.

                          INDEX TO FINANCIAL STATEMENTS

TITLE
                                                                     PAGE

Independent Auditors' Reports                                        F-1

Balance Sheets as of September 30, 1998 and 1997                     F-2, F3

Statement of Operations for the Years Ended
September 30, 1998 and 1997                                          F-4

Statements of Stockholders' Equity for the
Years Ended September 30, 1998, and 1997                             F-5

Statements of Cash Flows for the Years Ended
September 30, 1998 and 1997                                          F-6, F-7

Notes to Consolidated Financial Statements                           F-8 to F-26

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Monument Resources, Inc. and Subsidiaries
Castle Rock, Colorado

We have audited the accompanying balance sheet of Monument Resources, Inc. and Subsidiaries as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monument Resources, Inc. and Subsidiaries as of September 30, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




                                            Gordon, Hughes & Banks, LLP


December 4, 1998, except Note 14,
   as to which the date is December 10, 1998
Englewood, Colorado


                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997


ASSETS                                                         1998         1997
------                                                         ----         ----

Current assets:
   Cash                                                     $   46,387   $   43,094
   Investment in securities (Note 3)                           325,304      472,056
   Accounts receivable                                          21,137       25,394
   Prepaid expense                                              11,174        9,579
                                                            ----------   ----------

                   Total current assets                        404,002      550,123
                                                            ----------   ----------

Mineral properties (Note 4)                                    127,837       92,717
Proved and unproved oil and gas properties,
   successful efforts method, net of accumulated
   depletion (Note 12)                                       1,069,993    1,667,006
Property and equipment:
   Gas pipeline, net of accumulated depreciation (Note 5)      237,164      266,139
   Property and equipment, net of accumulated
     depreciation (Note 5)                                      59,129       79,299
                   Net Property and equipment               ----------   ----------
                                                               296,293      345,438

Investment in securities, at market (Note 3)                   192,576      213,718
                                                            ----------   ----------

                   Total assets                             $2,090,701   $2,869,002
                                                            ==========   ==========


                                   (Continued)

See notes to financial statements

                                      F-2

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997
                                   (CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        1998           1997
                                                        ----           ----
Current liabilities:
   Accounts payable and accrued expenses             $    17,935    $    30,987
                                                     -----------    -----------

             Total current liabilities                    17,935         30,987
                                                     -----------    -----------


Stockholders' equity (Notes 3 and 6):
   Preferred stock, no par value, authorized
     1,000,000 shares; none issued                          --            --
   Common stock, no par value, authorized
     10,000,000 shares; issued and outstanding
     5,199,000 in 1998 and 6,149,000 in 1997           3,197,210      3,297,210
Accumulated (Deficit)                                 (1,343,547)      (686,540)
Unrealized gain on investment
   in securities (Note 3)                                219,103        227,345
                       -                             -----------    -----------

             Total stockholders' equity                2,072,766      2,838,015
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 2,090,701    $ 2,869,002
                                                     ===========    ===========


See notes to financial statements

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                         1998           1997
                                                         ----           ----
Revenue:
   Oil and gas sales                                 $   167,923    $   147,415
   Gas pipeline                                          112,770        132,599
   Gain on sale of investments (Note 3)                   75,515           --
   Interest                                               22,360         40,945
   Other income                                            1,721         21,115
                                                     -----------    -----------
            Total                                        380,289        342,074
                                                     -----------    -----------
Expenses:
   Oil and gas operating expense                          99,137        103,552
   Pipeline operating expense                             91,702         84,101
   General and administrative                            162,268        197,185
   Impairment of oil and gas properties                  561,448           --
   Abandonment of mineral
     and oil and gas properties and
     exploration costs (Notes 4 and 12)                   33,096         33,813
   Depreciation, depletion and amoritzation               89,645         77,978
                                                     -----------    -----------

             Total                                     1,037,296        496,629
                                                     -----------    -----------

                                                                    $  (657,007)
Net (loss)                                           $  (657,007)   $  (154,555)
                                                     ===========    ===========

Basic (loss) per common share                        $     (0.12)   $     (0.02)
                                                     ===========    ===========
Diluted (loss) per common share                      $     (0.12)   $     (0.02)
                                                     ===========    ===========

Weighted average number of shares outstanding          5,306,405      7,098,644
                                                     ===========    ===========



See notes to financial statements


                        MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                            STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                               Cumulative
                                                                               Unrealized
                                      Common        Stock       Accumulated     Gain on
                                      Shares        Amount       (Deficit)     Securities
                                      ------        ------       ---------     ----------

Balances, September 30, 1996        7,587,000    $ 3,531,210    $  (531,985)   $   485,505

Unrealized loss on securities
  available for sale (Note 3)            --             --             --         (258,160)

Warrants exercised
at $.25 per share (Note 6)                       60,000 15,000         --             --

Stock repurchase at
  $.16 per share (Note 6)          (1,000,000)      (160,000)          --             --

Stock repurchase at
  $.18 per share (Note 6)            (500,000)       (90,000)          --             --

Common stock issued
  for oil and gas property
  at $.50 per share (Note 6)            2,000          1,000           --             --

Net (loss)                               --             --         (154,555)          --
                                  -----------    -----------    -----------    -----------

Balances, September 30, 1997        6,149,000      3,297,210       (686,540)       227,345

Stock repurchase
  at $.11 per share (Note6)        (1,000,000)      (110,000)          --             --

Common stock issued
  for minimg property at $.20
  per share (Note 6)                   50,000         10,000           --             --

  Unrealized loss on securities
  for sale (Note3)                       --             --             --           (8,242)

Net (loss)                               --             --         (657,007)          --
                                  -----------    -----------    -----------    -----------
Balances, September 30, 1998        5,199,000    $ 3,197,210    $(1,343,547)   $   219,103
                                  ===========    ===========    ===========    ===========


 See notes to financial statements

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                            1998         1997
                                                            ----         ----
Cash flows from operating activities:
   Net (loss)                                            $(657,007)   $(154,555)
   Items not affecting cash:
     Depreciation, depletion and amortization               89,645       77,978
     Impairment of oil and gas property                    561,448         --
     Gain on sale of securities                            (75,515)        --
     Abandonment of mineral
       and oil and gas properties                           33,096       33,813
   Changes in operating assets and liabilities:
     (Decrease) increase in accounts receivable              4,257       (9,441)
     (Increase) decrease in prepaid expenses                (1,595)       1,975
     Decrease in accounts payable
       and accrued expenses                                 13,051)     (45,764)
                                                         ---------    ---------

          Net cash flows (used)
             by operations                                 (58,722)     (95,994)
                                                         ---------    ---------

Cash flows from investing activities:
   Purchase of securities                                     --        (65,293)
   Acquisition of oil and gas and mineral properties       (63,151)     (67,366)
   Purchase of equipment                                      --        (32,530)
   Proceeds from sale of securities                         78,721         --
   Proceeds from bond investment                           156,445      209,600
                                                         ---------    ---------

          Net cash flows provided by
            investing activities                           172,015       44,411
                                                         ---------    ---------

Cash flows from financing activities:
   Exercise of stock warrants                                 --         15,000
   Purchase of common stock                               (110,000)    (250,000)
                                                         ---------    ---------

          Net cash flows (used) by
            financing activities                          (110,000)    (235,000)
                                                         ---------    ---------

   Net increase (decrease) in cash                           3,293     (286,583)

   Cash at beginning of period                           $  43,094      329,677
                                                         ---------    ---------

   Cash at end of period                                 $  46,387       43,094
                                                         =========    =========


   See notes to financial statements

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (CONTINUED)


             SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
             -------------------------------------------------------


                                                         1998            1997
                                                         ----            ----

Issuance of common stock for properties               $  10,000       $   1,000

(Decrease) in unrealized gain on
  securities available for sale                       $  (8,242)      $(258,160)






 See notes to financial statements

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Monument Resources, Inc. and Subsidiaries (the "Company") was organized under the laws of the State of Colorado on October 1, 1984. The Company is in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from its oil and gas properties. The Company's mineral properties are in Montana, British Columbia, Canada and Sweden. The Company's oil and gas properties are in Webb and Knox counties, Texas, Leavenworth County, Kansas and Kimball County, Nebraska. The Company also operates a gas pipeline in conjunction with its Leavenworth gas wells.

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

STATEMENT OF CASH FLOWS

For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash restricted from use in operations beyond three months is not considered a cash equivalent.

MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses. Actual results could differ from those estimates.

The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which the Company carries catastrophe insurance. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OR SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis under the tenets of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective 1995. Under SFAS No. 121, the Company periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles and goodwill related to those assets for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and reduces the carrying value of impaired assets to fair value.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share. The Company has adopted SFAS No. 128 in fiscal year 1998. Earnings per share in fiscal 1997 is unchanged by the retroactive application of SFAS No. 128.

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the years ended September 30, 1998, and 1997:

                                               1998                               1997

                                                           Per                                 Per
                                    Net                   Share         Net                   Share
                                  (Loss)      Shares      Amount      (Loss)      Shares      Amount
                                  ------      ------      ------      ------      ------      ------
Basic Earnings per share:
  Net income (loss)
  and share amounts             $(657,007)   5,306,405   $  (.12)   $(154,555)   7,098,644   $  (.02)

  Dilutive securities:
     stock warrants                  --           --         --          --           --      --

  Repurchased shares                 --           --         --          --           --      --
                                --------------------------------------------------------------------
Diluted earnings per share:
  Net (loss) and assumed
  share conversion              $(657,007)   5,306,405   $  (.12)   $(154,555)   7,098,644   $  (.02)
                                ====================================================================

CAPITAL STRUCTURE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires all companies to disclose all relevant information regarding their capital structure. SFAS No. 129 presentation is required for reporting periods ending after December 15, 1997. Based on the capital structure disclosures presented in the accompanying consolidated financial statements and notes thereto, the Company does not believe that any additional disclosures will be required as a result of adopting this pronouncement in fiscal 1998.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting of comprehensive income. This pronouncement requires that all

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OR SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, the Company would report unrealized gains and losses on investments in debt and equity securities. Had the Company adopted and presented comprehensive income accounting, the effect on the statements of operations for fiscal 1998 and 1997 would have been additional losses of $8,242 and $258,160, respectively. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in fiscal 1999.

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in fiscal year 1999.

PENSION AND OTHER POST-RETIREMENT BENEFITS

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post-retirement Benefits" is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revises employers' disclosures about pension and other post-retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on change in the benefit obligations and fair values of the plan assets that will facilitate financial analysis and eliminates certain disclosures previously required when no longer useful. The Company does not expect the adoption of SFAS No. 132 to have a material effect, if any, on its results of operation.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statement.

MINERAL PROPERTIES

Costs of acquiring, exploring, and developing specific mineral properties are capitalized on a property by property basis until the commercial viability of each property is determined. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Proved and unproved mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OR SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OIL AND GAS PROPERTIES

The company follows the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped and unproved properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Developed and proved properties are periodically assessed under the accounting rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

PROPERTY, EQUIPMENT, AND GAS PIPELINE

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

INVESTMENTS IN SECURITIES

The company follows Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, the Company's investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations as of September 30th. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

FINANCIAL INSTRUMENTS

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash, trade receivables and investments in securities.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OR SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company maintains cash with various financial institutions. The Company periodically evaluates the financial services of these institutions and believes the credit risk to be minimal.

The Company has recorded trade accounts receivable from the business operations. The Company periodically evaluates the collectibility of trade receivables and believes the receivables to be fully collectible and the credit risk to be minimal.

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

Fair Value
----------

The carrying amount of the Company's financial instruments is equivalent to their fair value as follows:

     Cash and cash equivalents - The carrying amount approximates fair value because of the short maturities of these instruments.

     Marketable securities - The carrying amounts approximate the fair value because the securities are valued at the market prices based on published trading price information and was accounted for using the available for sale accounting method.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued in October, 1995 by the Financial Accounting Standards Board. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the existing method of
accounting  for  stock-based   compensation  which  is  provided  in  Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Financial Accounting Standards Board encourages entities to adopt the fair-value based method but does not require adoption of this method. The Company will continue its current accounting policy under APB No. 25 but has adopted the disclosure-only provisions of SFAS No. 123 for any options and warrants issued to employees, directors or consultants.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 2 - ESTIMATES AND RISKS (CONTINUED)

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


NOTE 3 - INVESTMENTS IN SECURITIES

The Company has recorded its investment in 100,000 shares of Southern Africa Minerals Corporation ("SAMC") (Toronto Exchange), a Canadian company, and 1,950,000 shares of Layfield Resources, Inc. ("Layfield") (Vancouver Exchange), a Canadian company, at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115"). During fiscal 1998, the Company sold 50,000 shares of Layfield and 100,000 shares of Southern Africa, recognizing a gain of $75,515. Based on the demonstrated liquidity and marketability of the Layfield and SAMC shares, and in the accordance with SFAS 115, the Company has recorded its investments in the stocks based on published market listings and on the closing bid price on the stocks' respective exchanges. These shares are classified by the Company as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

The Company's investment in debt securities consists of various U.S. government financial instruments. The Company considers these bonds to be currently available for sale and has no timetable for sale or redemption. Nevertheless, the Company does not expect to hold the bonds to maturity.

Investments in securities are summarized as follows at September 30, 1998:

                                                          Unrealized     Fair
                                                             Gain        Value
                                                             ----        -----

Available-for-sale securities:
  Common stock                                             $189,372     $192,576
  Debt securities (maturing in 1 to 21 years)                29,731      325,304
                                                           --------     --------

                                                           $219,103     $517,880
                                                           ========     ========

Investments in securities are summarized as follows at September 30, 1997:

                                                         Unrealized      Fair
                                                            Gain         Value
                                                            ----         -----
Available-for-sale securities:
  Common stock                                            $207,307      $213,718
  Debt securities (maturing in 1 to 3 years)                20,038       472,056
                                                          --------      --------
                                                          $227,345      $685,774
                                                          ========      ========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $59,520 at September 30, 1998 and 1997, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

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

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

The Company's Wisconsin Mine Property consists of two patented gold mining claims covering approximately 64 acres, plus ten surrounding unpatented mining claims. An alternative use for the property is the harvesting of timber or sale as real estate. The fair value of the property approximates, at minimum, the capitalized cost of $33,197 at September 30, 1998 and 1997.

SKANE ZINC PROSPECT, SWEDEN

The Skane Zinc Prospect, with capitalized costs of $35,120, consists of approximately 19,700 acres of exploration licenses in southern Sweden. The properties are prospective for shallow zinc, lead, minor precious metals, and possible fluorite and barite deposits. The company owns a 70% working interest in the project which is operated by Geoforum Scandinavia AB which owns the remaining 30% working interest. The company is currently seeking an industry partner to fund the exploration and development of the project.

ALL MINERAL PROPERTIES

Total mineral costs for all properties capitalized were $127,837 and $92,717 as of September 30, 1998 and 1997, respectively.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5-PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:
                                                        1998             1997
                                                        ----             ----

Land                                                 $  12,500        $  12,500
Machinery and equipment                                 77,885           84,266
                                                     ---------        ---------
   Total                                                90,385           96,766

Less:  Accumulated depreciation                        (31,256)         (17,467)
                                                     ---------        ---------

   Net property and equipment                           59,129           79,299
                                                     ---------        ---------

Pipeline                                               300,000          300,000

Less:  Accumulated depreciation                        (62,836)         (33,861)
                                                     ---------        ---------

   Net pipeline                                        237,164          266,139
                                                     ---------        ---------

   Net property and equipment                        $ 296,293        $ 345,438
                                                     =========        =========


Depreciation expense charged to operations was $42,264 and $35,811 in fiscal 1998 and 1997, respectively.

The  useful  lives  of  property  and   equipment   for  purposes  of  computing
depreciation are:

        Machinery and equipment          5 years
        Pipeline                         Useful life of related gas production,
                                         approximately 5 to 7 years


NOTE 6 - STOCKHOLDERS' EQUITY

The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 1998, no shares of preferred stock have been issued.

In 1993, the Company sold 1,152,000 shares of restricted common stock for $288,000 ($.25 per share) through a private placement. One warrant was attached to each share and was exercisable for a period of three years from the completion of the offering (to 1996) at $.25 per share. On September 23, 1996, the Company extended the exercise period and amended the exercise price of the warrants such that the warrants may be exercised from October 1, 1996 to February 1, 1997 at $.25 per share and from February 1, 1997 to July 1, 1997 at $.35 per share. As of September 30, 1996 , none of the 1,152,000 warrants have been exercised. On January 31, 1997, a shareholder exercised warrants for 60,000 shares of the Company's restricted stock at $.25 per share. On July 1, 1997, the remaining warrants expired without extension.

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

On April 1, 1997, the Company repurchased 500,000 shares of its restricted common stock for cash of $90,000 ($.18 per share) from Powerhouse. On June 20, 1997, The Company repurchased 1,000,000 shares of its restricted common stock for cash of $160,000 ($.16 per share) from Powerhouse. On November 3, 1997, the Company repurchased 1,000,000 shares of its restricted common stock for cash of $110,000 ($.11 per share). On December 10, 1998, the Company repurchased the remaining 500,000 shares of its restricted common stock held by Powerhouse for cash of $55,000 ($.11 per share).

On March 1, 1997, the Company acquired a minority working interest in the Leavenworth, Kansas property in exchange for 2,000 shares valued at $.50 per share. On October 16, 1997, the Company constructively issued 50,000 shares of its restricted common stock as partial payment for an interest in the mining prospect in Sweden. The Company valued the transaction at $10,000.

NOTE 7 - STOCK OPTION PLANS

During 1986, the Company adopted an Employees' Incentive Stock Option Plan (the "Employees' Plan"). The exercise price of the shares covered by stock options granted pursuant to the Employees' Plan must be, at a minimum, 100% of the quoted market value of the stock at the time the option is granted. No options are outstanding under this Plan.

During 1986, the Company adopted a Directors' Stock Option Plan (the "Directors' Plan") for the benefit of the non-employee directors of the Company. The exercise price of the shares covered by options granted pursuant to the Directors' Plan must be $.80 per share. With respect to each individual option granted under the Directors' Plan, the Board of Directors will determine separately the number of shares, the option period, and the limitations which will apply to the exercise of options. No options are outstanding under the Directors' Plan.

In January 1993, the Company granted stock options (exclusive of the above plans) to the officers in lieu of compensation. The options are for 540,000 shares and are exercisable for the five years beginning January 14, 1993 at a price of $.10 per share, which price was in excess of market value of the Company's shres at the date of grant. In May 1995, the Company's former President, Stewart Jackson, exercised all of his options for 320,000 shares of the Company's common stock at $.10 per share. On December 8, 1997, the board of directors extended the options granted on 220,000 shares to January 13, 1999, exercisable at $.10 per share. Options for 220,000 shares are outstanding at September 30, 1998. Of these outstanding options, options for 160,000 shares are held by the Company's president, A.G.Foust, and options for 60,000 shares are held by Dru E. Campbell, assistant secretary of the Company.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 7 - STOCK OPTION PLANS (CONTINUED)

The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                                            Weighted Average
                                     Number of             Exercise Price of
                                       Shares              Shares Under Plans
                                      -------              ------------------
Outstanding September 30, 1997        220,000                     $.10
Granted                                  -                         -
Exercised                                -                         -
Forfeited or expensed                    -                         -
                                      -------               -----------------
Outstanding September 30, 1997        220,000                     $.10
Granted                                  -                         -
Exercised                                -                         -
Forfeited or expensed                    -                         -
                                      -------               -----------------
Outstanding September 30, 1998        220,000                     $.10
                                      =======               =================

NOTE 8 - INCOME TAXES

There is no current or deferred tax expense for the years ended September 30, 1998, and 1997. The Company in 1998 and 1997 had net losses for income tax purposes.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet at September 30, 1998 and 1997 is the result of the following:


                                                      1998               1997
                                                      ----               ----

Deferred tax liabilities                                --            $ (15,193)
Deferred tax assets:
   Net operating loss                                209,552            145,456
   Securities valuation                              125,789            128,499
   Oil and gas properties                            171,566               --
   Pipeline depreciation                             (49,514)           (47,512)
                                                   ---------          ---------
     Total                                          (457,393)          (211,250)

Less: Valuation allowance                           (457,393)          (211,250)
                                                   ---------          ---------

   Net deferred tax assets                         $    --            $    --
                                                   =========          =========


At September 30, 1998 and 1997, the Company has operating loss carryforwards of $537,312 and $380,041, respectively. The operating loss carryforwards expire in 2011.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 9 - RELATED PARTY TRANSACTIONS

During the years ended September 30, 1998 and 1997, the Company paid $0 and $12,670, respectively, for office rent, to Powerhouse, then a major stockholder.

At September 30, 1998 and 1997 the Company's current president owned 17.3% and 14.6% of the outstanding shares of common stock, respectively, and one of the Company's current directors (formerly president) owned 8.9% and 7.55% as of each year end, respectively.


NOTE 10 - MAJOR CUSTOMERS

The Company derived in excess of 10% of its revenue from various sources (oil and gas sales and sale of securities) as follows:

                                                      Company
                                              A        B       C      D
Year ended:    September 30, 1997            67%      12%      *      *
               September 30, 1998            44%       *      11%    29%

* Less than 10%

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


 NOTE 11 - SEGMENT INFORMATION

The Company operates in three industry segments within the United States: (1) oil and gas exploration and development, (2) gas transmission pipeline and (3) mineral exploration and development. Identified assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, furniture, fixtures, and equipment.

Segment information consists of the following:
                                                            1998         1997
                                                            ----         ----

Revenues:
   Oil and gas                                           $ 167,923    $ 147,415
   Gas pipeline                                            112,770      132,599
   General corporate                                        99,596    $ 342,074
                                                         ---------    ---------

      Total revenue                                      $ 380,289    $ 342,074
                                                         =========    =========

Results of operations
  (Excluding overhead and interest costs)
   Oil and gas                                           $(583,069)   $ (22,096)
   Gas pipeline                                            (11,169)       2,761
   Mineral exploration                                        --           --
   General corporate operations                            (62,769)    (135,220)
                                                         ---------    ---------

      Net income (loss)                                  $(657,007)   $(154,555)
                                                         =========    =========

Depreciation, depletion, amortization and valuation
charged to identifiable assets:
   Oil and gas depletion                                 $  57,312    $  52,467
   Oil and gas impairment                                  561,448
   Gas pipeline                                             32,238       25,416
   General corporate                                            95           95
                                                         ---------    ---------

      Total                                              $ 651,093    $  77,978
                                                         =========    =========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


 NOTE 11 - SEGMENT INFORMATION  (CONTINUED)                 1998         1997
                                                            ----         ----
Capitalized cash expeditures:
   Oil and gas                                           $   34,383   $   78,353
                                                         ==========   ==========
   Gas pipeline                                          $    3,648   $   17,945
                                                         ==========   ==========
   Mineral                                               $   25,120   $    1,695
                                                         ==========   ==========
   Corporate                                             $     --     $    1,903
                                                         ==========   ==========


Identifiable assets, net of accumulated depreciation,
depletion, impairment and amortization:
   Oil and gas                                           $1,119,584   $1,751,788
   Gas pipeline                                             266,125      283,747
   Mineral exploration                                      127,837       92,717
   General corporate operations                             577,155      740,750
                                                         ----------   ----------

             Total                                       $2,090,701   $2,869,002
                                                         ==========   ==========

NOTE 12 - OIL AND GAS ACTIVITIES

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

In September 1997, the Company acquired 18 producing gas wells and a gas pipeline from Camco Oil, Inc. for $15,000. The acquisition is located adjacent to the Company's Leavenworth, Kansas properties.

In June 1997, the Company entered into an agreement to acquire a 50% working interest in approximately 4,600 acres of prospective Berea formation gas reserves in Morgan County, Ohio, called the Hackney Project. The Company's share of the acquisition cost was approximately $20,000. The Company had the right to participate in future development of the area by drilling four wells within 12 months.

In June 1998, the Company participated in the drilling of a test well on the project. Due to disappointing results after completion, the well was plugged and abandoned and the Company elected to terminate its future participation in the project. Total cost of the Company's share of the test well was $33,096.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

CAPITALIZED COSTS

Capitalized costs associated with oil and gas producing activities, excluding the Kansas pipeline, are as follows:

                                                             September 30,
                                                         1998            1997
                                                         ----            ----

Proved properties                                    $ 1,734,174    $ 1,722,857
Impairment allowance                                    (561,448)          --
Accumulated depreciation, depletion,
  and amoritzation                                      (102,733)       (55,851)
                                                     -----------    -----------

      Net capitalized costs                          $ 1,069,993    $ 1,667,006
                                                     ===========    ===========


The Company has recorded an impairment of its East Voss proved undeveloped oil field. The impairment reduced the carrying value of the property to the 10% discounted present value of the property's estimated cash flow (reserves).

COSTS INCURRED

Information relating to the Company's costs incurred in its oil and gas property acquisition, exploration, and development activities is summarized as follows:

                                                               September 30,
                                                           1998            1997
                                                           ----            ----

Proved developed acquisitions                            $ 4,935         $32,530
Exploration costs                                         33,096          33,813
                                                         -------         -------

      Total costs incurred                               $38,031         $66,343
                                                         =======         =======

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

RESULTS OF OPERATIONS

Results of operations for oil and gas producing activities are as follows:

                                                             September 30,
                                                          1998           1997
                                                          ----           ----

Revenues                                               $ 280,693      $ 280,014
Production costs                                        (223,934)      (221,466)

Impairment of oil and gas properties                    (561,448)          --
Depreciation and depletion                               (89,549)       (77,883)
Abandonments                                                --             --
                                                       ---------      ---------

            Results of operations
               (excluding corporate overhead)          $(594,238)     $ (19,335)
                                                       =========      =========


UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of September 30, 1998 were prepared by Sure Engineering and by Thomas M. Carroll P.E. for September 30, 1997. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


 NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

Changes in Proved Reserves                                 (M BBLS)       (MCF)

Estimated quantity, September 30, 1996                        173         4,204
Revisions of previous estimates                              --          (2,797)

Acquisitions at September 30, 1997                           --             380
Production                                                   --             (87)
                                                           ------        ------

Estimated Quantity, September 30, 1997                        173         1,700
Revisions of previous estimates                               (24)          213

Production                                                   --            (113)
                                                           ------        ------

Estimated quantity, September 30, 1998                        149         1,800
                                                           ======        ======



 Proved reserves at year end                    Developed   Undeveloped    Total
 ---------------------------                    ---------   -----------    -----

 Oil (M BBLS)
     September 30, 1997                            --           173          173
     September 30, 1998                            --           149          149

Gas (MCF)
     September 30, 1997                            1057         643         1700
     September 30, 1998                            1199         601         1800


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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


 NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

The following presents the principal sources of the changes in the standardized measure of the discounted future net cash flows:

                                                               At September 30,
                                                               1998       1997
                                                               ----       ----
                                                                (in thousands)

Future cash inflows                                          $ 4,937    $ 6,472
Future production and development costs                       (2,672)    (2,901)
Future income tax expense                                        (39)      (494)
                                                             -------    -------
Future net cash flows                                          2,226      3,077

10% annual discount for estimated timing of cash flows        (1,141)    (1,490)
                                                             -------    -------

Standardized measure of discounted cash flows                $ 1,085    $ 1,587
                                                             =======    =======

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


 NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

The following presents the principal source of the changes in the standardized measure of discounted future net cash flows:

                                                       Years ended September 30,
                                                           1998        1997
                                                           ----        ----
                                                            (in thousands)

 Standardized measure of disocunted future net
    cash flows, beginning of year                         $ 1,587    $ 1,485
                                                          -------    -------

 Sales and transfers of oil and gas produced, net of
    production costs                                          (69)       (44)

 Net changes in prices and production costs and other        (965)       343

 Acquisition of reserves                                     --          235

 Changes in future development costs                           23        684

 Revisions of previous quantity estimates                      29     (1,732)

 Other                                                       (135)       240

 Net changes in income taxes                                  456        227

 Accretion of discount                                        159        149
                                                          -------    -------
                                                             (502)       102
                                                          -------    -------

Standardized measure of discounted future cash flows,
   end of year                                            $ 1,085    $ 1,587
                                                          =======    =======


 NOTE 13 - LEASES

The Company has an operating lease for a gas compressor that it uses in its pipeline operation. Lease costs amounted to $19,197 and $18,876 in fiscal 1998 and 1997, respectively. The lease was renewed in October 1, 1996 for six months at $1,573 per month. Thereafter, the lease is renewable on a month-to-month basis.

 NOTE 14 - SUBSEQUENT EVENTS

On December 10, 1998, the Company repurchased 500,000 shares of its common stock for $55,000 or $.11 per share (see Note 6).

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MONUMENT RESOURCES, INC.




 Date:  December 29, 1998                   By /s/ A.G. Foust
                                              ----------------------------------
                                              A.G. Foust, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



 Signature                             Title                         Date
 ---------                             -----                         ----

/s/ A.G. Foust                President (Chief Executive       December 29, 1998
-----------------------       Officer, Principal Financial
A.G. Foust                    and Accounting Officer)
                              and Director


/s/ Stewart A. Jackson        Director                         December 29, 1998
-----------------------
Stewart A. Jackson





-----------------------       Director
John J. Womack