Form 10QSB
period 1998-12-31
MONUMENT RESOURCES INC
filed 1999-02-12
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1998.

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act.

     For the transition period from _________ to ____________

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

    513 Wilcox Street, Suite 200, P.O. Box 1450, Castle Rock, Colorado 80104
    ------------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

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

                                  Yes  X    No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,919,000 shares of common were outstanding at February 12, 1999.


Traditional Small Business Disclosure Format (Check One):

                                  Yes  X    No

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      INDEX



PART I.            FINANCIAL INFORMATION                             Page Number

         Item 1.   Consolidated Balance sheets as of
                   December 31, 1998 and September 30, 1998              3

                   Consolidated Statements of Operations
                   for the Three Months ended                            5
                   December 31, 1998 and 1997

                   Consolidated Statements of Cash Flows
                   for the Three Months ended                            6
                   December 31, 1998 and 1997

                   Notes to Consolidated Financial Statements            7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations      17

PART II            OTHER INFORMATION                                     19

Item 1. Financial Statements.



                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                      December 31, September 30,
                                                          1998         1998
                                                          ----         ----
                                                      (Unaudited)

Current assets
       Cash                                            $   20,481   $   46,387
       Investment in securities                           295,967      325,304
       Accounts receivable                                 32,044       21,137
       Prepaid expense                                      6,562       11,174
                                                       ----------   ----------

Total current assets                                      355,054      404,002
                                                       ----------   ----------

Mineral properties                                        127,837      127,837
Proved and unproved oil and gas
       properties, successful efforts method
       net of accumulated depletion                     1,060,235    1,069,993

Property and equipment:
       Gas pipeline, net of accumulated depreciation 229,920 237,164 Property and equipment, net of
       accumulated depreciation                            56,497       59,129
                                                       ----------   ----------

Net property and equipment                                286,417      296,293

Investment in securities, at market                       210,900      192,576
                                                       ----------   ----------

Total assets                                           $2,040,443   $2,090,701
                                                       ==========   ==========





See Notes to Consolidated Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    December 31,   September 30,
                                                        1998           1998
                                                        ----           ----
                                                    (Unaudited)

Current liabilities
       Accounts payable and accrued expenses        $    40,673     $    17,935
                                                    -----------     -----------

Total current liabilities                                40,673          17,935
                                                    -----------     -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
       1,000,000 shares; none issued
Common Stock, no par value, authorized
       1,000,000 shares; 5,199,000 issued
       and outstanding on September 30, 1998
       and 4,699,000 shares outstanding on
       December 31, 1998                              3,142,210       3,197,210
Accumulated deficit                                  (1,374,492)     (1,343,547)
Unrealized gain on investment in securities             232,052         219,103
                                                    -----------     -----------

Total stockholders' equity                            1,999,770       2,072,766
                                                    -----------     -----------

Total liability and stockholders' equity            $ 2,040,443     $ 2,090,701
                                                    ===========     ===========






See Notes to Consolidated Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                     Three Months   Three Months
                                                        Ended           Ended
                                                     December 31,   December 31,
                                                         1998           1997
                                                         ----           ----

Revenue
       Oil and gas sales                             $    36,514    $    54,790
       Pipeline income                                    18,478         58,064
       Interest and other                                  7,185          7,173
       Gain on sale of investment stock                   23,926          - - -
                                                     -----------    -----------

                  Total                                   86,103        120,027
                                                     -----------    -----------

Expenses
       Oil and gas operating expense                      15,189         31,980
       Pipeline operating expense                         28,714         22,375
       General and administrative                         51,549         50,015
       Depletion, depreciation and amortization           21,596         19,000
                                                     -----------    -----------

                  Total                                  117,048        123,370
                                                     -----------    -----------
Net profit (loss)                                    $   (30,945)   $    (3,343)
                                                     ===========    ===========
Basic loss per common share                                 (.01)         - - -
                                                     ===========    ===========
Diluted loss per common share                               (.01)         - - -
                                                     ===========    ===========
Weighted average number of shares outstanding          5,084,869      5,518,565
                                                     ===========    ===========






See Notes to Consolidated Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                          Three Months Ended
                                                              December 31,
                                                           1998         1997
                                                           ----         ----

Cash flows from operating activities:
Net loss                                                $ (30,945)   $  (3,343)
Items not affecting cash:
       Depreciation, Depletion and Amortization            21,595       19,000
       Gain on sale of securities                         (23,926)        --
Changes in operating assets and liabilities:
       Decrease in prepaid expense                          4,612        4,601
       Increase in accounts receivable                    (10,907)     (16,343)
       Increase in accounts payable and accrued expenses   22,738        5,047
                                                        ---------    ---------

Net cash flow from operations                             (16,833)       8,962
                                                        ---------    ---------

Cash flows from investing activities:

Proceeds from sale of investment securities                24,727         --

Additions to oil and gas properties                        (1,961)      (5,544)

Additions to mineral properties                              --         (3,000)

Proceeds from bond investment                              23,161      140,078
                                                        ---------    ---------


Net cash flows from investing activities:                  45,927      131,534
                                                        ---------    ---------

Cash flows from financing activities:

Repurchase of common stock                                (55,000)    (110,000)
                                                        ---------    ---------

Net cash flows from financing activities                  (55,000)    (110,000)
                                                        ---------    ---------

Net increase (decrease) in cash                           (25,906)      30,496

Cash at beginning of period                                46,387       43,094
                                                        ---------    ---------

Cash at end of period                                   $  20,481    $  73,590
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

The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which the Company carries insurance. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share. The Company has adopted SFAS No. 128 in fiscal year 1998. Earnings per share during the first quarter ended December 31, 1997, is unchanged by the retroactive application of SFAS No. 128.

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the quarters ended December 31, 1998, and 1997:


                                            1998                               1997
                              --------------------------------     ---------------------------
                                                         Per                             Per
                                  Net                   Share        Net                Share
                                (Loss)       Shares     Amount     (Loss)      Shares   Amount
                                ------       ------     ------     ------      ------   ------
Basic Earnings per share:
   Net income (loss)
   and share amounts          $ (30,945)   5,084,869   $  (.01)  $  (3,343)   5,518,565   --

   Dilutive securities:
      stock warrants               --           --      --            --           --     --

   Repurchased shares              --           --      --            --           --     --
                              ---------    ---------   -------   ---------    ---------   ---
Diluted earnings per share:
   Net (loss) and assumed
   share conversion           $ (30,945)   5,084,869   $  (.01)  $  (3,343)   5,518,565   --
                              =========    =========   =======   =========    =========   ===


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


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

INVESTMENTS IN SECURITIES

The company follows Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, the Company's investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations as of December 31, 1998, and September 30, 1998. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

FINANCIAL INSTRUMENTS

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash, trade receivables and investments in securities.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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


NOTE 3 - INVESTMENTS IN SECURITIES

The Company has recorded its investment in 75,000 shares of Southern Africa Minerals Corporation ("SAMC") (Toronto Exchange), a Canadian company, and 1,900,000 shares of Layfield Resources, Inc. ("Layfield") (Vancouver Exchange), a Canadian company, at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). During the quarter ended December 31, 1998, the Company sold 50,000 shares of Layfield and 25,000 shares of Southern Africa, recognizing a gain of $23,926. Based on the demonstrated liquidity and marketability of the Layfield and SAMC shares, and in the accordance with SFAS 115, the Company has recorded its investments in the stocks based on published market listings and on the closing bid price on the stocks' respective exchanges. These shares are classified by the Company as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

The Company's investment in debt securities consists of various U.S. government financial instruments. The Company considers these bonds to be currently available for sale and has no timetable for sale or redemption. Nevertheless, the Company does not expect to hold the bonds to maturity.

Investments in securities are summarized as follows at December 31, 1998:

                                                         Unrealized      Fair
                                                            Gain         Value
                                                            ----         -----

Available-for-sale securities:
   Common stock                                           $178,766      $210,900
   Debt securities (maturing in 1 to 21 years)              53,286       295,967
                                                          --------      --------

                                                          $232,052      $506,867
                                                          ========      ========

Investments in securities are summarized as follows at September 30, 1998:

                                                          Unrealized     Fair
                                                             Gain        Value
                                                             ----        -----

Available-for-sale securities:
   Common stock                                            $189,372     $192,576
   Debt securities (maturing in 1 to 3 years)                29,731      325,304
                                                           --------     --------

                                                           $219,103     $517,880
                                                           ========     ========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $59,520 at December 31, 1998, and September 30, 1998, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

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

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

The Company's Wisconsin Mine Property consists of two patented gold mining claims covering approximately 64 acres, plus ten surrounding unpatented mining claims. An alternative use for the property is the harvesting of timber or sale as real estate. The fair value of the property approximates, at minimum, the capitalized cost of $33,197 at December 31, 1998, and September 30, 1998.

SKANE ZINC PROSPECT, SWEDEN

The Skane Zinc Prospect, with capitalized costs of $35,120, at December 31, 1998, consists of approximately 19,700 acres of exploration licenses in southern Sweden. The properties are prospective for shallow zinc, lead, minor precious metals, and possible fluorite and barite deposits. The company owns a 70% working interest in the project which is operated by Geoforum Scandinavia AB which owns the remaining 30% working interest. The company is currently seeking an industry partner to fund the exploration and development of the project.

ALL MINERAL PROPERTIES

Total mineral costs for all properties capitalized were $127,837 as of December 31, 1998, and September 30, 1998.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5-PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                    December 31,   September 30,
                                                        1998            1998
                                                        ----            ----
                                                    (Unaudited)

Land                                                 $  12,500        $  12,500
Machinery and equipment                                 77,885           77,885
                                                     ---------        ---------
   Total                                                90,385           90,385

Less:  Accumulated depreciation                        (33,888)         (31,256)
                                                     ---------        ---------
   Net property and equipment                           56,497           59,129
                                                     ---------        ---------
Pipeline                                               300,000          300,000

Less:  Accumulated depreciation                        (70,080)         (62,836)
                                                     ---------        ---------
   Net pipeline                                        229,920          237,164
                                                     ---------        ---------
   Net property and equipment                        $ 286,417        $ 296,293
                                                     =========        =========


Depreciation expense charged to operations was $9,876 for the first quarter ended December 31, 1998, and $42,264 for the fiscal year ended September 30, 1998.

The  useful  lives  of  property  and   equipment   for  purposes  of  computing
depreciation are:

        Machinery and equipment           5 years
        Pipeline                          Useful life of related gas production,
                                          approximately 5 to 7 years


NOTE 6 - STOCKHOLDERS' EQUITY

The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of December 31, 1998, no shares of preferred stock have been issued.

On December 10, 1998, the Company repurchased 500,000 shares of its restricted stock for cash of $55,000 ($.11 per share) from Powerhouse Resources, Inc.

NOTE 7 - STOCK OPTION PLANS

During 1986, the Company adopted an Employees' Incentive Stock Option Plan (the "Employees' Plan"). The exercise price of the shares covered by stock options granted pursuant to the Employees' Plan must be, at a minimum, 100% of the quoted market value of the stock at the time the option is granted. No options are outstanding under this Plan.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 7 - STOCK OPTION PLANS (CONTINUED)

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

In January 1993, the Company granted stock options (exclusive of the above plans) to the officers in lieu of compensation. The options are for 540,000 shares and are exercisable for the five years beginning January 14, 1993 at a price of $.10 per share, which price was in excess of market value of the Company's shares at the date of grant. In May 1995, the Company's former President, Stewart Jackson, exercised all of his options for 320,000 shares of the Company's common stock at $.10 per share. On December 8, 1997, the board of directors extended the options granted on 220,000 shares to January 13, 1999, exercisable at $.10 per share. Options for 220,000 shares are outstanding at September 30, 1998. Of these outstanding options, options for 160,000 shares are held by the Company's president, A.G. Foust, and options for 60,000 shares are held by Dru E. Campbell, assistant secretary of the Company. On January 13, 1999, the Company president and assistant secretary exercised their options for the 220,000 shares of common stock at $.10 per share.

The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                                               Weighted Average
                                                 Number of     Exercise Price of
                                                  Shares      Shares Under Plans
                                                  ------      ------------------
Outstanding September 30, 1998                   220,000          $   .10
Granted                                             --               --
Exercised                                           --               --
Forfeited or expensed                               --               --
                                                --------          -------
Outstanding December 31, 1998                    220,000          $   .10
Granted                                             --               --
Exercised                                       (220,000)         $   .10

Forfeited or expensed                           --------          -------
Outstanding February 12, 1999                        -0-              -0-
                                                ========          =======

NOTE 8 - SEGMENT INFORMATION

The Company  operates in three industry  segments within the United States:  (1)
oil  and  gas  exploration  and   development,   (2)  mineral   exploration  and
development, and (3) gas transmission pipeline.

Identified assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, investment securities, furniture, and fixtures.

During the third quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

The oil and gas segment derives its revenues from the sale of oil and gas. The mining segment receives its revenues primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that it has originated. Corporate income is primarily derived from interest income on funds held in money market accounts and the sale of securities. The pipeline segment derives revenue from the sale of natural gas from the Company's gas field in Leavenworth, Kansas.

During the three months ended December 31, 1998, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - SEGMENT INFORMATION (CONTINUED)

Net sales to one customer of the gas transmission pipeline segment totaled approximately 81% of revenues for the three months ended December 31, 1998.

There have been no differences from the last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the corporate segment which sold approximately $24,000 of securities during the period.

 Segment information consists of the following:

                                                      December 31, September 30,
                                                         1998          1998
                                                         ----          ----

Revenues:
   Oil and gas                                         $  36,514    $ 167,923
   Gas pipeline                                           18,478      112,770
   General corporate                                      31,111       99,596
                                                       ---------    ---------

               Total revenue                           $  86,103    $ 380,289
                                                       =========    =========

Results of operations
   Oil and gas                                          $  9,604    $(583,069)
   Gas pipeline                                          (17,480)     (11,169)
   Mineral exploration                                      --           --
   General corporate operations                          (23,069)     (62,769)
                                                       ---------    ---------

               Net income (loss)                       $ (30,945    $(657,007)
                                                       =========    =========

 Depreciation, depletion, amortization and valuation
 charged to identifiable assets:
    Oil and gas depletion                              $  14,328    $  57,312
    Oil and gas impairment                                  --        561,448
    Gas pipeline                                           7,244       32,238
    General corporate                                         24           95
                                                       ---------    ---------

              Total                                    $  21,596    $ 651,093
                                                       =========    =========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - SEGMENT INFORMATION (CONTINUED)

                                                      December 31, September 30,
                                                         1998          1998
                                                         ----          ----
                                                      (Unaudited)
                                                      -----------
Capitalized cash expeditures:
   Oil and gas                                        $    1,961          34,383
                                                      ==========      ==========
   Gas pipeline                                       $     --        $    3,648
                                                      ==========      ==========
   Mineral                                            $     --        $   25,120
                                                      ==========      ==========
   Corporate                                          $     --        $     --
                                                      ==========      ==========

Identifiable assets, net of accumulated
depreciation, depletion, impairment and
amortization:
   Oil and gas                                        $1,103,589      $1,119,584
   Gas pipeline                                          273,418         266,125
   Mineral exploration                                   127,837         127,837
   General corporate operations                          535,599         577,155
                                                      ----------      ----------

         Total                                        $2,040,443      $2,090,701
                                                      ==========      ==========


NOTE 9 - OIL AND GAS ACTIVITIES

During the quarter ended December 31, 1998, the Company reevaluated the status of its oil and gas properties. Due to the depressed oil and gas prices, management decided to put the majority of its oil and gas projects on hold until a more realistic price for its oil and gas products can be assured. The Company did, however, continue to work over and upgrade its Leavenworth, Kansas, gas project to maintain the project at a reasonable level of gas sales.

The Company will continue to evaluate new prospects and projects as they may become available for acquisition. If any of these projects meet management's criteria for acquisition (considering the current and projected oil and gas prices), the Company's board will attempt to add such properties to the current inventory. The Company's ability to be successful in future acquisitions will depend on a number of facts, the primary one being the Company's financial capability.

The Company's primary activity for new projects is directed toward its Leavenworth gas storage program. The Company is working with a number of potential industry partners to engineer and fund this project.

Item 2.  Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had a total of $20,481 in cash and $314,381 in working capital compared to $73,590 in cash and working capital of $389,802 at December 31, 1997. This represents a decrease of $53,109 in cash and a $75,421 decrease in working capital. The decrease in cash and working capital during the three months ended December 31, 1998, were the result of additions to oil and gas properties of approximately $2,000, the repurchase of Company common stock for the treasury of $55,000, an increase in accounts receivable of $10,900 and net proceeds received from the sale of investment stock of approximately $24,000.

At the present time, the Company's primary source of cash for operations and exploration is its current working capital, cash which can be raised by selling shares held for investment or its investment in U.S. government treasury securities and funds derived from its oil and gas operations. The Company has, in the past, and plans in the future, to rely on joint venture partners or equity funding to supply most of the funds needed to evaluate and develop its properties. Any inability of the Company to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third-party funding may limit development of most of its properties.

Although the Company intends to use joint venture or equity funding to explore, acquire and, if warranted, develop its properties, the natural resource business is nevertheless very capital intensive.

The Company continues to seek joint venture financing for its properties and to acquire properties with near-term revenue generating capability. Management's efforts to evaluate, identify and/or acquire such revenue-generating prospects and to further develop its existing properties have been ongoing during this past year, and, while management is optimistic, there is no assurance that the Company will be successful in securing the required capital.

RESULTS OF OPERATIONS

Revenues from oil, gas, and pipeline sales decreased significantly for the quarter ended December 31, 1998, from $112,854 to $54,992, a 49% decrease. The decrease was due to the continued erosion of prices the Company receives for its oil and gas. Interest income remained constant during the quarter. Oil, gas and pipeline expense decreased from $54,355 for the quarter ended December 31, 1997, to $43,903 as compared to the quarter ended December 31, 1998, a 19% decrease due to reduced workover expenses on the Kansas properties.

General and administrative expenses totaled $51,549 compared to $50,015 for the three-month period ended December 31, 1997. The fairly constant general and administrative costs when comparing the two periods reflects management's continuing efforts to contain costs wherever possible.

Item 2.  Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000

The following Year 2000 statements constitute a Year 2000 Readiness Disclosure with the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

Year 2000 issues result from the inability of certain electronic hardware and software to accurately calculate, store or use a date subsequent to December 31, 1999. These dates can be erroneously interpreted in a number of ways, e.g., the year 2000 could be interpreted as the year 1900. This inability could result in a system failure or miscalculations that could in turn cause operational disruptions. These issues could affect not only information technology ("IT") systems, such as computer systems used for accounting, land, engineering and seismic processing, but also systems that contain embedded chips.

The Company has completed an assessment of its IT systems to determine whether these systems are Year 2000 compliant. The Company has determined that these systems are either compliant or with relatively minor modifications or upgrades (many of which would have been made in any event as part of the Company's continuing effort to enhance its IT systems) will be compliant. All necessary modifications and upgrades and the testing thereof are expected to be completed by the end of the second quarter of 1999.

The Company is assessing its non-information systems to ascertain whether these systems contain embedded computer chips that will not properly function subsequent to December 31, 1999. These systems include office equipment and the automatic wellhead equipment used to operate wells. All of these systems have been determined to be Year 2000 compliant.

To date the Company has relied upon its internal staff to access its Year 2000 readiness. The costs associated with assessing the Company's Year 2000 internal compliance and related systems modification, upgrading and testing are not currently expected to be material.

The Company is in the process of communicating with certain of its significant suppliers, service companies, gas gatherers and pipelines, electricity providers and financial institutions to determine the vulnerability of the Company to third parties' failure to address their Year 2000 issues. While the Company has not yet received definitive responses indicating all such entities are Year 2000 compliant, it has not received information suggesting the Company is vulnerable to potential year 2000 failures by these parties. These communications are expected to continue into the second quarter of 1999. At this time the Company has not developed any contingency plans to address third party non-compliance with Year 2000 matters. However, should its communications with any third parties indicate any vulnerability, appropriate contingency plans will be developed.

The Company does not anticipate any significant disruptions of its operations due to Year 2000 issues. Among the potential "worst case" problems the Company could face would be the loss of electricity used to power well pumps and compressors that would result in wells being shut-in, or the inability of a third party gas gathering company or pipeline to accept gas from the Company's wells or gathering lines which would also result in the Company's wells being shut-in. A disruption in production would result in the loss of income.

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


                                             MONUMENT RESOURCES, INC.
                                             (Registrant)




Date:  February 12, 1999                     by: /s/ A.G. Foust
       -----------------                     -----------------------------------
                                             A.G. Foust
                                             President (Chief Executive Officer,
                                             Principal Financial and Accounting
                                             Officer) and a Director