Form 10QSB
period 1999-03-31
MONUMENT RESOURCES INC
filed 1999-05-17
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999.

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

                                  Yes X No ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,919,000 shares of common were outstanding at May 12, 1999.


Traditional Small Business Disclosure Format (Check One):

                                  Yes X No ___

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      INDEX



PART I.       FINANCIAL INFORMATION                                  Page Number

     Item 1.  Consolidated Balance sheets as of
              March 31, 1999 and September 30, 1998                      3

              Consolidated Statements of Operations
              for the Six Months ended                                   5
              March 31, 1999 and 1998

              Consolidated Statements of Cash Flows
              for the Six Months ended                                   6
              March 31, 1999 and 1998

              Notes to Consolidated Financial Statements                 7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations           17

PART II       OTHER INFORMATION                                          19

Item 1. Financial Statements.



                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                       March 31,   September 30,
                                                         1999          1998
                                                     (Unaudited)    (Audited)
                                                     -----------    ---------

Current assets
       Cash                                           $   35,536   $   46,387
       Investment in securities                          278,793      325,304
       Accounts receivable                                30,853       21,137
       Prepaid expense                                     4,241       11,174
                                                      ----------   ----------

Total current assets                                     349,423      404,002
                                                      ----------   ----------

Mineral properties                                       127,837      127,837
Proved and unproved oil and gas
       properties, successful efforts method
       net of accumulated depletion                    1,048,514    1,069,993

Property and equipment:
       Gas pipeline, net of accumulated depreciation 222,676 237,164 Property and equipment, net of
       accumulated depreciation                           53,867       59,129
                                                      ----------   ----------

Net property and equipment                               276,543      296,293

Investment in securities, at market                      159,126      192,576
                                                      ----------   ----------

Total assets                                          $1,961,443   $2,090,701
                                                      ==========   ==========


See Notes to Consolidated Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     March 31,     September 30,
                                                        1999           1998
                                                    (Unaudited)      (Audited)
                                                    -----------      ---------

Current liabilities
       Accounts payable and accrued expenses        $    21,190     $    17,935
                                                    -----------     -----------

Total current liabilities                                21,190          17,935
                                                    -----------     -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
       1,000,000 shares; none issued
Common Stock, no par value, authorized
       1,000,000 shares; 5,199,000 issued and outstanding on September 30, 1998 and 4,919,000 shares outstanding on
       March 31, 1999                                 3,164,210       3,197,210
Accumulated deficit                                  (1,401,320)     (1,343,547)
Unrealized gain on investment in securities             177,363         219,103
                                                    -----------     -----------

Total stockholders' equity                            1,940,253       2,072,766
                                                    -----------     -----------

Total liability and stockholders' equity            $ 1,961,443     $ 2,090,701
                                                    ===========     ===========


See Notes to Consolidated Financial Statements.



Item 1. Financial Statements. (Continued)


                                MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                               (UNAUDITED)



                                                         Three Months                   Six Months
                                                        Ended March 31,               Ended March 31,
                                                      1999           1998          1999           1998
                                                      ----           ----          ----           ----

Revenue
       Oil and gas sales                          $    46,015    $    45,893   $    82,529    $   100,683
       Pipeline income                                 19,135         24,347        37,613         82,411
       Interest and other                               9,076          7,722        16,261         14,895
       Gain on stock sale                                --           78,492        23,926         78,492
                                                  -----------    -----------   -----------    -----------

                  Total                           $    74,226    $   156,454   $   160,329    $   276,481
                                                  -----------    -----------   -----------    -----------

Expenses
       Oil and gas operating expense                   17,284         23,948        32,473         55,928
       Pipeline operating expense                      23,173         23,123        51,887         45,498
       General and administrative                      39,002         42,972        90,551         92,987
       Depletion, depreciation and amortization        21,595         19,000        43,191         38,000
                                                  -----------    -----------   -----------    -----------

                  Total                               101,054        109,043       218,102        232,413
                                                  -----------    -----------   -----------    -----------
Net income (loss)                                 $   (26,828)   $    47,411   $   (57,773)   $    44,068
                                                  ===========    ===========   ===========    ===========
Basic loss per common share                              (.01)           .01          (.01)           .01
                                                  ===========    ===========   ===========    ===========

Diluted loss per common share                            (.01)           .01          (.01)           .01
                                                  ===========    ===========   ===========    ===========

Weighted average number of shares outstanding       4,887,222      5,149,000     4,987,131      5,335,813
                                                  ===========    ===========   ===========    ===========



See Notes to Consolidated Financial Statements.


                                       5

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                      Six Months Ended March 31,
                                                         1999           1998
                                                         ----           ----

Cash flows from operating activities:

Net gain (loss)                                         $ (57,773)    $  44,068
Items not affecting cash:
       Depreciation, Depletion and Amortization            43,190        38,000
Changes in operating assets and liabilities:
       Decrease in prepaid expense                          6,933         8,380
       Increase in accounts receivable                     (9,716)      (80,280)
       Increase (decrease) in accounts payable
         and accrued expenses                               3,255        (9,974)
Sale of stock                                           $ (23,926)      (78,492)
                                                        ---------     ---------

Net cash flow from operations                             (38,037)      (78,298)
                                                        ---------     ---------

Cash flows from investing activities:

Additions to securities held                                 --         (11,565)
Proceeds from sale of stock                                24,727        78,492
Additions to oil and gas properties                        (1,961)       (8,544)
Additions to mineral properties                              --         (20,000)
Proceeds from investment bond sales                        37,420       146,500
                                                        ---------     ---------


Net cash flows from investing activities:                  60,186       184,883
                                                        ---------     ---------

Cash flows from financing activities:

Sale of common stock                                       22,000          --
Repurchase of common stock                                (55,000)     (110,000)
                                                        ---------     ---------
Net cash flows from financing activities                  (33,000)     (110,000)
                                                        ---------     ---------

Net decrease in cash                                      (10,851)       (3,415)

Cash at beginning of period                                46,387        43,094
                                                        ---------     ---------

Cash at end of period                                   $  35,536     $  39,679
                                                        =========     =========


See Notes to Consolidated Financial Statements.

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share. The Company has adopted SFAS No. 128 in fiscal year 1998. Earnings per share during the first six months ended March 31, 1998, is unchanged by the retroactive application of SFAS No. 128.

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the six months ended March 31, 1999, and 1998:


                                                           1999                              1998
                                            --------------------------------------------------------------------
                                                                       Per                                 Per
                                                Net                   Share       Net                     Share
                                              (Loss)      Shares      Amount      Gain       Shares       Amount
                                              ------      ------      ------      ----       ------       ------
Basic Earnings per share:
  Net income (loss)
  and share amounts                         $ (57,773)   4,987,131   $  (.01)   $  44,068   5,335,813      .01

  Dilutive securities:
     stock warrants                              --           --         --          --          --        --

  Repurchased shares                             --           --         --          --          --        --
                                            --------------------------------------------------------------------

  Diluted earnings per share:
  Net (loss) and assumed share conversion   $ (57,773)   4,987,131   $  (.01)   $  44,068   5,335,813      .01
                                            ====================================================================


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

INVESTMENTS IN SECURITIES

The company follows Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, the Company's investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations as of March 31, 1999, and September 30, 1998. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

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

Investments in securities are summarized as follows at March 31, 1999:

                                                         Unrealized        Fair
                                                            Gain          Value
                                                           --------     --------

Available-for-sale securities:
    Common stock                                           $126,991     $159,125
     Debt securities (maturing in 1 to 21 years)             50,372      278,793
                                                           --------     --------

                                                           $177,363     $437,918
                                                           ========     ========

Investments in securities are summarized as follows at September 30, 1998:

                                                         Unrealized       Fair
                                                             Gain        Value
                                                           --------     --------
Available-for-sale securities:
    Common stock                                           $189,372     $192,576
    Debt securities (maturing in 1 to 3 years)               29,731      325,304
                                                           --------     --------

                                                           $219,103     $517,880
                                                           ========     ========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $59,520 at March 31, 1999, and September 30, 1998, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

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

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

The Company's Wisconsin Mine Property consists of two patented gold mining claims covering approximately 64 acres, plus ten surrounding unpatented mining claims. An alternative use for the property is the harvesting of timber or sale as real estate. The fair value of the property approximates, at minimum, the capitalized cost of $33,197 at March 31, 1999, and September 30, 1998.

SKANE ZINC PROSPECT, SWEDEN

The Skane Zinc Prospect, with capitalized costs of $35,120, at March 31, 1999, consists of approximately 19,700 acres of exploration licenses in southern Sweden. The properties are prospective for shallow zinc, lead, minor precious metals, and possible fluorite and barite deposits. The company owns a 70% working interest in the project which is operated by Geoforum Scandinavia AB which owns the remaining 30% working interest. The company is currently seeking an industry partner to fund the exploration and development of the project.

ALL MINERAL PROPERTIES

Total mineral costs for all properties capitalized were $127,837 as of March 31, 1999, and September 30, 1998.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5-PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                     March 31,     September 30,
                                                       1999            1998
                                                    (Unaudited)      (Audited)
                                                     ---------       ---------

Land                                                 $  12,500       $  12,500
Machinery and equipment                                 77,885          77,885
                                                     ---------       ---------
    Total                                               90,385          90,385

Less:  Accumulated depreciation                        (36,518)        (31,256)
                                                     ---------       ---------

     Net property and equipment                         53,867          59,129
                                                     ---------       ---------

Pipeline                                               300,000         300,000

Less:  Accumulated depreciation                        (77,324)        (62,836)
                                                     ---------       ---------

    Net pipeline                                       222,676         237,164
                                                     ---------       ---------

    Net property and equipment                       $ 276,543       $ 296,293
                                                     =========       =========


Depreciation expense charged to operations was $9,876 for the six months ended March 31, 1999, and $42,264 for the fiscal year ended September 30, 1998.

The  useful  lives  of  property  and   equipment   for  purposes  of  computing
depreciation are:

       Machinery and equipment         5 years
       Pipeline                        Useful life of related gas production,
                                       approximately 5 to 7 years


NOTE 6 - STOCKHOLDERS' EQUITY

The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of March 31, 1999, no shares of preferred stock have been issued.

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

During the six months ended March 31, 1999, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - SEGMENT INFORMATION (CONTINUED)

Net sales to one customer of the gas transmission pipeline segment totaled approximately 81% of revenues for the six months ended March 31, 1999.

There have been no differences from the last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the corporate segment which sold approximately $24,000 of securities during the period.

 Segment information consists of the following:


                                                         March 31  September 30,
                                                           1999        1998

Revenues:
    Oil and gas                                         $  82,529    $ 167,923
    Gas pipeline                                           37,613      112,770
    General corporate                                      40,187       99,596
                                                        ---------    ---------

             Total revenue                              $ 160,329    $ 380,289
                                                        =========    =========

Results of operations
    Oil and gas                                         $  21,400    $(583,069)
    Gas pipeline                                          (28,761)     (11,169)
    Mineral exploration                                      --           --
    General corporate operations                          (50,412)     (62,769)
                                                        ---------    ---------

             Net income (loss)                          $ (57,773)   $(657,007)

Depreciation, depletion, amortization and valuation charged to identifiable assets:
    Oil and gas depletion                               $  28,656    $  57,312
    Oil and gas impairment                                   --        561,448
    Gas pipeline                                           14,487       32,238
    General corporate                                          48           95
                                                        ---------    ---------

             Total                                      $  43,191    $ 651,093

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - SEGMENT INFORMATION (CONTINUED)

                                                        March 31   September 30,
                                                          1999          1998
                                                       (Unaudited)   (Audited)
Capitalized cash expeditures:
     Oil and gas                                       $     1,961   $   34,383
                                                       ===========   ==========
     Gas pipeline                                      $      --     $    3,648
                                                       ===========   ==========
                                                       ===========   ==========
     Mineral                                           $      --     $   25,120
                                                       ===========   ==========
                                                       ===========   ==========
     Corporate                                         $      --     $     --
                                                       ===========   ==========

Identifiable assets, net of accumulated
depreciation, depletion, impairment and
amortization:
    Oil and gas                                        $ 1,091,212   $1,119,584
    Gas pipeline                                           262,300      266,125
    Mineral exploration                                    127,837      127,837
    General corporate operations                           480,094      577,155
                                                       -----------   ----------

             Total                                     $ 1,961,443   $2,090,701
                                                       ===========   ==========


NOTE 9 - OIL AND GAS ACTIVITIES

During the six months ended March 31, 1999, the Company reevaluated the status of its oil and gas properties. Due to the depressed oil and gas prices, management decided to put the majority of its oil and gas projects on hold until a more realistic price for its oil and gas products can be assured. The Company did, however, continue to work over and upgrade its Leavenworth, Kansas, gas project to maintain the project at a reasonable level of gas sales.

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

The recent increase in the price of crude oil is encouraging, and the Company plans to review its existing and prospective oil and gas projects to identify new economically viable projects.

Item 2.  Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had a total of $35,536 in cash and $328,233 in working capital compared to $43,094 in cash and working capital of $460,928 at March 31, 1998. This represents a decrease of $7,558 in cash and a $132,695 decrease in working capital. The decrease in cash and working capital during the six months ended March 31, 1999, were the result of additions to oil and gas properties of approximately $2,000, the repurchase of Company common stock for the treasury of $55,000, an increase in accounts receivable of $9,716 and net proceeds received from the sale of investment stock of approximately $24,000.

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

RESULTS OF OPERATIONS

Revenues from oil, gas, and pipeline sales decreased significantly for the six months ended March 31, 1999, from $183,094 to $120,142, a 34% decrease. The decrease was due to the continued erosion of prices the Company receives for its oil and gas. Interest income remained constant during the six month period ended March 31, 1999. Oil, gas and pipeline expense decreased from $101,426 for the six months ended March 31, 1998, to $84,360 as compared to the six months ended March 31, 1999, a 17% decrease due to reduced workover expenses on the Kansas properties.

General and administrative expenses totaled $90,551 compared to $92,987 for the six-month period ended March 31, 1998. The fairly constant general and administrative costs when comparing the two periods reflects management's continuing efforts to contain costs wherever possible.

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


                            MONUMENT RESOURCES, INC.
                                          (Registrant)




Date:  May 12, 1999                       by: /s/ A.G. Foust
       ------------                          -----------------------------------
                                             A.G. Foust
                                             President (Chief Executive Officer,
                                             Principal Financial and Accounting
                                             Officer) and a Director