Form 10QSB
period 1999-06-30
MONUMENT RESOURCES INC
filed 1999-08-13
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999.

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

                                   Yes X   No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,919,000 shares of common were outstanding at August 13, 1999.


Traditional Small Business Disclosure Format (Check One):

                                   Yes X   No ___

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      INDEX



PART I.       FINANCIAL INFORMATION                                  Page Number

     Item 1.  Consolidated Balance sheets as of
              June 30, 1999 and September 30, 1998                         3

              Consolidated Statements of Operations
              for the Nine Months ended                                    5
              June 30, 1999 and 1998

              Consolidated Statements of Cash Flows
              for the Nine Months ended                                    6
              June 30, 1999 and 1998

              Notes to Consolidated Financial Statements                   7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations             17

PART II       OTHER INFORMATION                                            19

Item 1. Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        June 30,   September 30,
                                                          1999         1998
                                                      (Unaudited)   (Audited)
                                                      -----------   ---------

Current assets
       Cash                                            $   26,360   $   46,387
       Investment in securities                           269,735      325,304
       Accounts receivable                                 31,284       21,137
       Prepaid expense                                      8.890       11,174
                                                       ----------   ----------

Total current assets                                      336,269      404,002
                                                       ----------   ----------

Mineral properties                                        127,838      127,837
Proved and unproved oil and gas
       properties, successful efforts method
       net of accumulated depletion                     1,036,794    1,069,993

Property and equipment:
       Gas pipeline, net of accumulated depreciation 215,432 237,164 Property and equipment, net of
       accumulated depreciation                            51,235       59,129
                                                       ----------   ----------

Net property and equipment                                266,667      296,293

Investment in securities, at market                       107,825      192,576
                                                       ----------   ----------

Total assets                                           $1,875,393   $2,090,701
                                                       ==========   ==========


See Notes to Consolidated Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      June 30,     September 30,
                                                        1999            1998
                                                    (Unaudited)      (Audited)
                                                    -----------      ---------

Current liabilities
       Accounts payable and accrued expenses        $    25,655     $    17,935
                                                    -----------     -----------

Total current liabilities                                25,655          17,935
                                                    -----------     -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
       1,000,000 shares; none issued
Common Stock, no par value, authorized
       1,000,000 shares; 5,199,000 issued
       and outstanding on September 30, 1998
       and 4,919,000 shares outstanding on
       June 30, 1999                                  3,164,210       3,197,210
Accumulated deficit                                  (1,441,188)     (1,343,547)
Unrealized gain on investment in securities             126,716         219,103
                                                    -----------     -----------

Total stockholders' equity                            1,849,738       2,072,766
                                                    -----------     -----------

Total liability and stockholders' equity            $ 1,875,393     $ 2,090,701
                                                    ===========     ===========




See Notes to Consolidated Financial Statements.



Item 1. Financial Statements. (Continued)


                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                         Three Months                   Nine Months
                                                        Ended June 30,                Ended June 30,
                                                      1999          1998            1999           1998
                                                      ----          ----            ----           ----
Revenue
       Oil and gas sales                          $    33,353    $    37,581    $   115,882    $   138,264
       Pipeline income                                 18,791         17,431         56,404         99,842
       Interest and other                               5,911          6,038         22,172         20,933
       Gain on stock sale                                   0              0         23,926         78,492
                                                  -----------    -----------    -----------    -----------

                  Total                           $    58,055    $    61,050    $   218,384    $   337,531
                                                  -----------    -----------    -----------    -----------

Expenses
       Oil and gas operating expense                   17,257         22,233         49,730         79,161
       Pipeline operating expense                      22,053         16,281         73,940         61,779
       Dry Hole Cost                                        0         36,495              0         36,495
       General and administrative                      37,017         33,327        127,568        125,314
       Depletion, depreciation and amortization        21,596         19,000         64,787         57,000
                                                  -----------    -----------    -----------    -----------

                  Total                                97,923        127,336        316,025        359,749
                                                  -----------    -----------    -----------    -----------
Net income (loss)                                 $   (39,868)   $   (66,286)   $   (97,641)   $   (22,218)
                                                  ===========    ===========    ===========    ===========
Basic loss per common share                              (.01)          (.01)          (.02)             *
                                                  ===========    ===========    ===========    ===========

Diluted loss per common share                            (.01)          (.01)          (.02)             *
                                                  ===========    ===========    ===========    ===========

Weighted average number of shares outstanding       4,919,000      5,149,000      4,964,421      5,273,543
                                                  ===========    ===========    ===========    ===========



*Less than $0.01 per share.



See Notes to Consolidated Financial Statements.

                                       5

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                      Nine Months Ended June 30,
                                                          1999         1998
                                                          ----         ----

Cash flows from operating activities:

Net gain (loss)                                        $ (97,641)   $ (22,218)
Items not affecting cash:
       Depreciation, Depletion and Amortization           64,785       57,000
Changes in operating assets and liabilities:
       Decrease in prepaid expense                         2,284        6,242
       Increase (decrease) in accounts receivable        (10,147)       7,025
       Increase (decrease) in accounts payable
         and accrued expenses                              7,720      (18,468)
Sale of stock                                          $ (23,926)   $ (78,492)
                                                       ---------    ---------

Net cash flow from operations                            (56,925)     (48,911)
                                                       ---------    ---------

Cash flows from investing activities:

Additions to securities held                                --        (16,562)
Proceeds from sale of stock                               24,727       78,492
Additions to oil and gas properties                       (1,961)      (5,830)
Additions to mineral properties                             --        (25,120)
Proceeds from investment bond sales                       47,132      176,500
                                                       ---------    ---------


Net cash flows from investing activities:                 69,898      207,480
                                                       ---------    ---------

Cash flows from financing activities:

Sale of common stock                                      22,000         --
Repurchase of common stock                               (55,000)    (110,000)
                                                       ---------    ---------
Net cash flows from financing activities                 (33,000)    (110,000)
                                                       ---------    ---------

Net increase (decrease) in cash                          (20,027)      48,569

Cash at beginning of period                               46,387       43,094
                                                       ---------    ---------

Cash at end of period                                  $  26,360    $  91,663
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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share. The Company has adopted SFAS No. 128 in fiscal year 1998. Earnings per share during the first nine months ended June 30, 1998, is unchanged by the retroactive application of SFAS No. 128.

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the nine months ended June 30, 1999, and 1998:


                                                              1999                                    1998
                                           ----------------------------------------     --------------------------------
                                                                              Per                                  Per
                                                Net                          Share           Net                  Share
                                              (Loss)          Shares         Amount        (Loss)        Shares   Amount
                                              ------          ------         ------        ------        ------   ------
Basic Earnings per share:
  Net income (loss)
  and share amounts                         $   (97,641)       4,964,421    $  (.02)    $   (22,218)    5,273,543   Nil

  Dilutive securities:
     stock warrants                                --               --       --                --            --     --

  Repurchased shares                               --               --       --                --            --     --
                                            -----------    -------------    -------     -----------    ----------   ---

Diluted earnings per share:
  Net (loss) and assumed share conversion   $   (97,641)   $   4,964,421    $  (.02)    $    22,218    $5,273,543   Nil
                                            ===========    =============    =======     ===========    ==========   ===


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

INVESTMENTS IN SECURITIES

The company follows Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, the Company's investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations as of June 30, 1999, and September 30, 1998. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

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

Investments in securities are summarized as follows at June 30, 1999:

                                                          Unrealized       Fair
                                                             Gain         Value
                                                           --------     --------

Available-for-sale securities:
    Common stock                                           $ 75,691     $107,825
     Debt securities (maturing in 1 to 21 years)             51,025      269,734
                                                           --------     --------

                                                           $126,716     $377,559
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
                                                           ========     ========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $59,520 at June 30, 1999, and September 30, 1998, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

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

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

The Company's Wisconsin Mine Property consists of two patented gold mining claims covering approximately 64 acres, plus ten surrounding unpatented mining claims. An alternative use for the property is the harvesting of timber or sale as real estate. The fair value of the property approximates, at minimum, the capitalized cost of $33,197 at June 30, 1999, and September 30, 1998.

SKANE ZINC PROSPECT, SWEDEN

The Skane Zinc Prospect, with capitalized costs of $35,120, at June 30, 1999, consists of approximately 19,700 acres of exploration licenses in southern Sweden. The properties are prospective for shallow zinc, lead, minor precious metals, and possible fluorite and barite deposits. The company owns a 70% working interest in the project which is operated by Geoforum Scandinavia AB which owns the remaining 30% working interest. The company is currently seeking an industry partner to fund the exploration and development of the project.

ALL MINERAL PROPERTIES

Total mineral costs for all properties capitalized were $127,837 as of June 30, 1999, and September 30, 1998.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5-PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                    June 30,      September 30,
                                                      1999             1998
                                                   (Unaudited)       (Audited)
                                                   -----------       ---------

Land                                                $  12,500        $  12,500
Machinery and equipment                                77,885           77,885
                                                    ---------        ---------
    Total                                              90,385           90,385

Less:  Accumulated depreciation                       (39,150)         (31,256)
                                                    ---------        ---------

     Net property and equipment                        51,235           59,129
                                                    ---------        ---------

Pipeline                                              300,000          300,000

Less:  Accumulated depreciation                       (84,568)         (62,836)
                                                    ---------        ---------

    Net pipeline                                      215,432          237,164
                                                    ---------        ---------

    Net property and equipment                      $ 266,667        $ 296,293
                                                    =========        =========


Depreciation expense charged to operations was $29,625 for the nine months ended June 30, 1999, and $42,264 for the fiscal year ended September 30, 1998.

The  useful  lives  of  property  and   equipment   for  purposes  of  computing
depreciation are:

          Machinery and equipment         5 years
          Pipeline                        Useful life of related gas production,
                                          approximately 5 to 7 years


NOTE 6 - STOCKHOLDERS' EQUITY

The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of June 30, 1999, no shares of preferred stock have been issued.

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

The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                                            Weighted Average
                                                Number of   Exercise Price of
                                                 Shares     Shares Under Plans
                                                 ------    ------------------

               Outstanding September 30, 1998    220,000         $ .10
               Granted                              --            --
               Exercised                            --            --
               Forfeited or expensed                --            --
                                                --------         -----
               Outstanding December 31, 1998     220,000         $ .10
               Granted                              --            --
               Exercised                        (220,000)        $ .10
               Forfeited or expensed
                                                --------         -----
               Outstanding August 13, 1999           -0-           -0-
                                                ========         =====


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

During the nine months ended June 30, 1999, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - SEGMENT INFORMATION (CONTINUED)

Net sales to one customer of the gas transmission pipeline segment totaled approximately 79% of revenues for the nine months ended June 30, 1999.

There have been no differences from the last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the corporate segment which sold approximately $24,000 of securities during the period.

 Segment information consists of the following:

                                                         June 30,  September 30,
                                                           1999        1998
                                                           ----        ----

Revenues:
    Oil and gas                                         $ 115,882    $ 167,923
    Gas pipeline                                           56,404      112,770
    General corporate                                      46,098       99,596
                                                        ---------    ---------

             Total revenue                              $ 218,384    $ 380,289
                                                        =========    =========

Results of operations
    Oil and gas                                         $  23,097    $(583,069)
    Gas pipeline                                          (39,268)     (11,169)
    Mineral exploration                                      --           --
    General corporate operations                          (81,470)     (62,769)
                                                        ---------    ---------

             Net income (loss)                          $ (97,641)   $(657,007)
                                                        =========    =========

Depreciation, depletion, amortization and valuation
charged to identifiable assets:
    Oil and gas depletion                               $  42,983    $  57,312
    Oil and gas impairment                                   --        561,448
    Gas pipeline                                           21,732       32,238
    General corporate                                          72           95
                                                        ---------    ---------

             Total                                      $  64,787    $ 651,093
                                                        =========    =========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - SEGMENT INFORMATION (CONTINUED)

                                                       June 30,    September 30,
                                                         1999          1998
                                                         ----          ----
                                                      (Unaudited)    (Audited)
                                                      -----------    ---------

Capitalized cash expeditures:
     Oil and gas                                      $     1,961   $   34,383
                                                      ===========   ==========
     Gas pipeline                                     $      --     $    3,648
                                                      ===========   ==========
     Mineral                                          $      --     $   25,120
                                                      ===========   ==========
     Corporate                                        $      --     $     --
                                                      ===========   ==========

Identifiable assets, net of accumulated depreciation,
depletion, impairment and amortization:
    Oil and gas                                       $ 1,082,290   $1,119,584
    Gas pipeline                                          248,675      266,125
    Mineral exploration                                   127,838      127,837
    General corporate operations                          416,590      577,155
                                                      -----------   ----------

             Total                                    $ 1,875,393   $2,090,701
                                                      ===========   ==========


NOTE 9 - OIL AND GAS ACTIVITIES

During the nine months ended June 30, 1999, the Company reevaluated the status of its oil and gas properties. Due to the depressed oil and gas prices, management decided to put the majority of its oil and gas projects on hold until a more realistic price for its oil and gas products can be assured. The Company did, however, continue to work over and upgrade its Leavenworth, Kansas, gas project to maintain the project at a reasonable level of gas sales.

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

Item 2.  Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had a total of $26,360 in cash and $310,614 in working capital compared to $46,387 in cash and working capital of $386,067 at September 30, 1998. This represents a decrease of $20,029 in cash and a $75,453 decrease in working capital. The decrease in cash and working capital during the nine months ended June 30, 1999, were the result of additions to oil and gas properties of approximately $2,000, the repurchase of Company common stock for the treasury of $55,000, an increase in accounts receivable of $10,147 and net proceeds received from the sale of investment stock of approximately $24,000, and sale of the company's common stock for $22,000.

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

RESULTS OF OPERATIONS

Revenues, at June 30, 1999, from oil, gas, and pipeline sales decreased significantly from $238,106 at June 30, 1998, to $172,286, at June 30, 1999, a
28% decrease. The decrease was due to the continued erosion of prices the Company receives for its oil and gas. Interest income remained constant during the nine-month period ended June 30, 1999. Oil, gas and pipeline expense decreased from $149,940 for the nine months ended June 30, 1998, to $123,670 as compared to the nine months ended June 30, 1999, a 12% decrease due to reduced workover expenses on the Kansas properties.

General and administrative expenses totaled $127,568 compared to $125,314 for the nine-month period ended June 30, 1998. The fairly constant general and administrative costs when comparing the two periods reflects management's continuing efforts to contain costs wherever possible.

SUBSEQUENT EVENTS

As of July 1, 1999, the Company entered into an agreement to transfer operations of its East Voss property in Knox County, Texas. The agreement provides that the new operator will assume all the rights and obligations associated with the project in exchange for a cash payment totaling $50,000 and a perpetual overriding royalty (ORR) interest of 7.5%. The Company's management believes that the new operator will expend the funds necessary to adequately develop the property. As a result, the Company's retained 7.5% ORR interests should have significant value and cash flow.

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

The Company has completed an assessment of its IT systems to determine whether these systems are Year 2000 compliant. The Company has determined that these systems are either compliant or with relatively minor modifications or upgrades (many of which would have been made in any event as part of the Company's continuing effort to enhance its IT systems) will be compliant. All necessary modifications and upgrades and the testing thereof have been completed at the end of the second quarter of 1999.

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


                                            MONUMENT RESOURCES, INC.
                                            (Registrant)




Date: August 13, 1999                       by: /s/ A.G. Foust
---------------------                       ------------------
                                             A.G. Foust
                                             President (Chief Executive Officer,
                                             Principal Financial and Accounting
                                             Officer) and a Director