Form 10KSB40
period 1999-09-30
MONUMENT RESOURCES INC
filed 1999-12-30
CIK 818468

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934
     For the fiscal year ended September 30, 1999.

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

                               Yes X    No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $295,267.

The Issuer had 4,919,000 shares of its Common Stock outstanding at December 22, 1999.

The Issuer's Common Stock is not quoted on any securities exchange, the facilities of NASDAQ, the OTC Bulletin Board or the National Quotation Bureau's "Pink Sheets."

Documents incorporated by reference: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item, including Item 6 under "Management's Discussion and Analysis or Plan of Operations" and in Item 2 under "Description of Properties" and "Oil and Gas Reserves."

     (a) General Development Of Business. The Company was incorporated as Copper Mountain Ventures, Inc. under the laws of the State of Colorado on October 1, 1984. The Company's name was later changed to Monument Resource Development, Inc. and lastly, in June 1987 to Monument Resources, Inc.

     (b) Narrative Description Of Business. The Company's primary activities are to search for, acquire, evaluate, and market oil and gas and mineral properties and interests therein. Although the Company has acquired properties in the past, the Company may not be able to acquire additional properties in the future because of its limited financial resources and industry competition. Since exploration, development, and production of minerals and oil and gas typically require substantial amounts of capital, the Company cannot engage in major exploration and development activities, except on a carried interest basis.

     In September 1997, the Company purchased an interest in 18 gas wells, a gas gathering system and related equipment in Leavenworth County, Kansas, known as the Heim property. These wells and the gathering system have been tied into the Company's existing gas pipeline and gas sales system. The Company continues to evaluate and recomplete the gas wells to determine their potential for additional productivity. As of December 1999, most of the gas wells have been placed on production and are currently producing from 200 to 300 MCF of gas per day. The Company expects the daily production to be maintained at this level or at slightly increased rates with the recompletion of certain of the wells.

     The Company analyzes and evaluates a number of properties each year as a part of its business plan. If a property at any stage appears, based on management's criteria, to lack favorable parameters, the Company may decide that no further Company expenditures should be made. The Company intends to abandon, sell, or otherwise dispose of certain properties rather than incur significant holding costs.

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

     The Company's products during fiscal year ended September 30, 1999, were crude oil, natural gas, and other petroleum products. Crude oil, natural gas, and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which the Company's producing wells are located. In the fiscal year ended September 30, 1999, crude oil and natural gas sales, and related revenues accounted for $231,576 or 78% of the Company's revenues, $36,931, or 12.5% was the result of investment income, while $24,432 or 8% was interest income. The Company did not receive any mineral revenues during fiscal 1999.

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

     In addition, the availability of a ready market for oil and gas will depend upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, proximity and capacity of pipelines, and the effect of federal and state regulation of oil and gas sales, as well as environmental restrictions on exploration and usage of oil and gas prospects that will become even more intense in the future. The Company has a minimal competitive position in the oil and gas industry.

     The acquisition of mining claims prospective for precious metals or other minerals is subject to intense competition from a large number of companies and individuals. The ability of the Company to acquire additional leases or additional mining claims could be curtailed severely as a result of this competition.

     The principal methods of competition in the industry for the acquisition of mineral leases is the payment of bonus payments at the time of acquisition of leases, delay rentals, advance royalties, the use of differential royalty rates, the amount of annual rental payments, stipulations requiring exploration, development and production commitments by the lessee. Companies with far greater financial resources, existing staff and labor forces, equipment for exploration and mining, and experience will be in a better position than the Company to compete for such leases.

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

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

     In the oil and gas segment of the Company's business in fiscal year ended September 30,1999, two companies purchased in excess of 10% of the Company's total oil and gas production. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from the Company could most likely be replaced by another buyer.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATION

Oil and gas exploration and production, as well as mining activities, are subject to significant governmental regulation including worker health and safety laws, employment regulations, and environmental regulations. Operations, which sometimes occur on public lands, may be subject to regulation by, among other state and federal agencies, the Bureau of Land Management, the U.S. Army Corps of Engineers or the U.S. Forest Service.

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

OIL AND GAS PROSPECTS

     Galvan Ranch Property, Webb County, Texas

     The Company acquired an interest in this property as of April 1, 1996. The property consists of approximately 60,000 acres of oil and gas leases. The Company's original interest consisted of a 15% working interest and a 2% overriding royalty in the leases. During May 1996, the Company sold a portion of its interest in the property for $565,000 cash and retains a 15% working interest and a 2% overriding royalty in approximately 13 producing gas wells plus a 2% working interest and a 0.35% to 0.76% overriding royalty on the balance of the acreage. Third party exploration drilling was conducted on the property during 1997 which resulted in two dry holes. The third party has not informed the Company of any additional plans it may have for the project.

     Kansas Gas Project - Leavenworth County, Kansas

     The Company acquired its original interest in this property in April 1996, and acquired an additional interest in the area in September 1997. The project consists of approximately 3,500 acres of oil and gas leases with right-of-ways and approximately 48 gas wells, over 20 miles of a gas gathering and pipeline system, and necessary equipment and facilities to produce and market the gas production. Currently these wells are producing an aggregate of approximately 400 to 500 MCFPD. During fiscal 1999, the Company conducted a workover program on a number of the wells, which increased the production to its current level. Management believes a continued modest workover program will maintain the production at its current level. The acquisition referred to in Item 1 above, added significant reserves and daily production to the project. The Company is currently evaluating the potential of additional zones to recomplete that may add to the project's reserves and productivity.

     East Voss Waterflood - Knox County, Texas

     The Company acquired an interest in this property in April 1996. The property consists of approximately 330 acres of unitized oil and gas leases containing 21 oil and injection wells. As of July 1, 1999, the Company entered into an agreement to transfer operations of its East Voss property. The agreement provides that the new operator will assume all the rights and obligations associated with the project in exchange for a cash payment totaling $10,000, future payments of $40,000 and a perpetual overriding royalty (ORR) interest of 7.5%. The Company has been informed that the purchaser may not continue as required under the agreement, hence the Company may have to institute legal action to protect its rights. See Note 12 to the financial statements.

     Kimball County, Nebraska

     During November 1995, the Company purchased interests in three producing oil wells in Kimball County, Nebraska for $22,000. The Company's net revenue interest in the three wells are 7.50%, 3.93% and 3.33%. These wells were drilled approximately 6 years ago and are currently generating approximately $400 per month cash flow to the Company.

MINING PROSPECTS

     Dobler Gold Mine Prospect, Broadwater County, Montana

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

Wisconsin Gold Property, Near Kootenay Lake, B.C., Canada

     The Company acquired, in exchange for 110,000 shares of its common stock, a 100% interest in the Wisconsin Gold Prospect located on the west side of Kootenay lake in the Nelson Mining District, B.C. The property consists of two Crown granted mineral claims totaling 25.84 hectares (63.85 acres).

     The Company plans to hold this property for future joint venture or development upon an increase in gold prices. In addition, the property has a residual value for its real estate and timber and the Company is actively marketing the property for this potential.

Botswana Diamond Project

     In July 1993, the Company acquired a 25% interest in three target areas covered by fourteen separate prospecting licenses in the Republic of Botswana in the central southern portion of the continent of Africa.

     The Company entered into agreements with Layfield Resources Inc. and Kingswood Resources Inc. covering exploration on these licenses. Ownership of the licenses by those companies was the Company - 25%; Layfield - 25%; and Kingswood - 50%. The Company paid $6,250 to acquire the rights to information on which filing of licenses was based and in May 1994 issued 50,000 shares of its common stock pursuant to this agreement.

     In 1994, the Company spent $28,762 in exploration costs and exchanged its interest in the prospect for 1,500,000 shares of common stock in Southern Africa Mineral Corporation, a Canadian public company ("SAF").

     In 1995, the Company sold 1,300,000 shares of common stock of SAF to Layfield Resources, Inc. ("Layfield") in exchange for 3,500,000 shares of common stock of Layfield; and $113,405 (U.S.) in cash pursuant to a Letter Agreement dated May 10, 1995 between the Company, Layfield and Yorkton Securities, Inc. ("Yorkton"). The Agreement also required that Yorkton would immediately purchase from the Company 1,000,000 of Layfield's shares for $291,223 (U.S.) See Note 3 to Consolidated Financial Statements. During 1998, the Company sold 50,000 shares of Layfield for $8,422 and 100,000 shares of Southern Africa for $70,798.

     In 1999, the Company sold 50,000 shares of Layfield common stock for $4,786 and 25,000 shares of SAF common stock for $19,615. The Company plans to hold the balance of its Layfield and SAF shares (1,900,000 and 75,000 shares, respectively) and sell them at an appropriate time.

Skane Zinc Prospect, Sweden

     The Skane Zinc Prospect consists of approximately 19,700 acres of exploration licenses in southern Sweden. The properties are prospective for shallow zinc, lead, minor precious metals, and possible fluorite and barite deposits. The Company owns a 70% working interest in the project which is operated by Geoforum Scandinavia AB which owns the remaining 30% working interest. The Company is currently seeking an industry partner to fund the exploration and development of the project.

NEW MINERAL PROSPECTS

     The Company continues to pursue the evaluation of a number of oil and gas and mineral prospects. During their respective careers, management has made numerous contacts in the oil and gas and mining industry and has accumulated knowledge concerning location, current ownership, and other information with respect to mineral prospects. Based on this experience and knowledge, management believes that the Company will be able to continue evaluation of prospects on a cost efficient basis. Even if properties are acquired, substantial additional financing will be required to pursue particular projects. The Company's primary emphasis is directed toward oil and gas and precious metals properties although other situations and minerals may be examined.

PRODUCTION INFORMATION

        NET PRODUCTION, AVERAGE SALES PRICE, AND AVERAGE PRODUCTION COSTS

     The table below sets forth the net quantities of oil and gas production attributable to the Company for the fiscal years ended September 30, 1999 and 1998 and the average sales prices, average production costs, and direct lifting costs per unit of production.

                                   Year Ended September 30,
                                   ------------------------
Net Production                       1999          1998
--------------                       ----          ----

Oil (BBLS)                              951         1,076
Gas (MCF)                            99,081       112,630

Average Sales Prices
--------------------

Oil (per BBL)                      $  13.85     $   11.98
Gas (per MCF)                          1.40          1.38

Average Production Cost
-----------------------

Per equivalent* MCF of gas         $   1.47     $    1.55

Average Lifting Costs
---------------------

Per equivalent* MCF of gas         $    .76     $     .83


Production costs include all expenses, depreciation, depletion, and amortization, lease operating expenses and all associated taxes. Direct lifting costs do not include impairment expense, ceiling write down or depreciation, depletion and amortization.

*Equivalency assumes that one barrel of oil equals 6 MCF of gas.

RESERVE INFORMATION

     OIL AND GAS RESERVES

     Oil and gas reserves for the Company's properties have been evaluated as of September 30, 1999.

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

ESTIMATED PROVED RESERVES

     The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of the Company for the years ended September 30, 1998 and 1999. See Note 12 to the Consolidated Financial Statements for required Securities and Exchange Commission disclosure.

Proved Reserves
---------------
                                                     Oil (M BBLS)   Gas (MCF)
                                                     ------------   ---------

Estimated quantity, September 30, 1997                    173         1,700
Revisions of previous estimates                           (24)          213
Production                                               --            (113)
                                                       ------        ------
Estimated quantity, September 30, 1998                    149         1,800

Revision of previous estimates                           (133)         (231)
Production                                               --             (99)
                                                       ------        ------

Estimated quantity, September 30, 1999                     16         1,470
                                                       ======        ======


                                             Developed     Undeveloped     Total
                                             ---------     -----------     -----

Oil (M BBLS)
September 30, 1998                              --             149           149
September 30, 1999                              --              16            16

Gas (MCF)
September 30, 1998                             1,199           601         1,800
September 30, 1999                               858           612         1,470

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

     To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $100 per claim. Title examinations for a particular claim will be made when and if a significant discovery is made on that claim. As of September 30, 1999, the Company had no unpatented mining claims.

     OFFICE FACILITIES

     The Company's Castle Rock, Colorado office consists of approximately 100 square feet and has been leased from an unaffiliated third party for $100 per month on a month-to-month basis since September 1, 1997. In addition, the Company maintains offices with a two-year lease in Denver, Colorado, at a cost of $850 per month.

ITEM 3. LEGAL PROCEEDINGS.

     The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject and no such proceedings are known to the Company to be contemplated by governmental authorities or others. The Company knows of no legal proceedings, pending or threatened, or judgments entered against, any Director or Officer of the Company in his capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended September 30, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. The Company's common stock was traded on the over-the-counter market until November 1992, and has been quoted only sporadically since November 1992. See the cover page of this report.

     (b) Holders. The estimated number of beneficial owners of the Company's common stock at December 22, 1999 was approximately 145.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had $319,326 in current assets and $295,420 in working capital. As of September 30, 1998, the Company had $404,002 in current assets and $386,067 in working capital. The decrease in working capital of $90,647 or 22% was due primarily to conversion of investment in securities to cash which was used to repurchase 500,000 shares of the Company's common stock from a non-affiliated party.

     At the present time, the Company's primary source of cash for operations and exploration is its current working capital, cash flow from operations, and cash which can be raised by selling shares of SAF or Layfield and its investment in debt securities. The Company has in the past and plans in the future, to rely on joint venture partners or equity funding to supply most of the capital needed to evaluate and develop its properties. Any inability of the Company to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third party funding may limit development of most of its properties. Although the Company intends to use joint venture or equity funding to explore, acquire and, if warranted, develop its properties, the natural resource business is nevertheless very capital intensive. Based upon the Company's current status and plans, approximately $40,000 will be needed in 2000 to fund necessary holding expenses on the Company's properties.

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

     RESULTS OF OPERATIONS

     The Company's revenue decreased from $380,289 in 1998 to $295,267 in 1999. The decrease of approximately $85,000 was the net result of a reduction in the gain on the sale of stock of $38,584, an increase in interest income and other income of $2,072 and $607 respectively and a decrease in oil and gas and pipeline sales of $49,117 from the previous year.

     The Company's statement of operations for fiscal 1999 shows expenses of general and administrative costs of $156,852 compared to $162,268 in fiscal 1998. The decrease of $5,400 was due to a reduction of corporate reporting expenses and accounting fees of approximately $10,500 combined with a $6,000 increase in insurance expenses.

     Oil and gas and pipeline operating costs remained constant when comparing the two periods while depletion and depreciation expense increased $18,341 or 20%. The increase in depletion expense was due to a decline in recoverable reserves and because the productive lives of the oil and gas properties were shortened, causing potential reduced future cash flows from the producing properties.

     YEAR 2000

     The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

     Year 2000 issues result from the inability of certain electronic hardware and software to accurately calculate, store or use a date subsequent to December 31, 1999. These dates can be erroneously interpreted in a number of ways, i.e., the year 2000 could be interpreted as the year 1900. This inability could result in a system failure or miscalculations that could in turn cause operational disruptions. These issues could affect not only information technology (IT) systems, such as computer systems used for accounting, land, engineering and seismic processing, but also systems that contain embedded chips.

     Monument has completed an assessment of its IT systems. Monument has determined that these systems are compliant after relatively minor modifications or upgrades (many of which would have been made in any event as part of Monument's continuing effort to enhance its IT systems). All necessary modifications and upgrades and the testing thereof have been successfully completed at September 30, 1999.

     Monument has assessed its non-information systems to ascertain whether these systems contain embedded computer chips that will not properly function subsequent to December 31, 1999. These systems include office equipment and the automatic wellhead equipment used to operate wells. All of these systems have been determined to be Year 2000 compliant.

     To date Monument has relied upon its internal staff to assess its Year 2000 readiness. The costs associated with assessing Monument's Year 2000 internal compliance and related systems modification, upgrading and testing have been immaterial.

     Monument is in the process of communicating with certain of its significant suppliers, service companies, gas gatherers and pipelines, electricity providers and financial institutions to determine the vulnerability of Monument to third parties' failure to address their Year 2000 issues. While Monument has not yet received definitive responses indicating all such entities are Year 2000 compliant, it has not received information suggesting Monument is vulnerable to potential Year 2000 failures by these parties. These communications continued into the fourth quarter of 1999. At this time Monument has not developed any contingency plans to address third party non-compliance with Year 2000 matters. However, should its communications with any third parties indicate any vulnerability, appropriate contingency plans will be developed.

Monument does not anticipate any significant disruptions of its operations due to Year 2000 issues. Among the potential "worst case" problems Monument could face would be the loss of electricity used to power well pumps and compressors that would result in wells being shut-in, or the inability of a third party gas gathering company or pipeline to accept gas from Monument's wells or gathering lines which would also result in Monument's wells being shut-in. A disruption in production would result in the loss of income.

ITEM 7. FINANCIAL STATEMENTS.

The Report of the Independent Certified Public Accountants appearing at Page F-1 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at Pages F-2 through F-25 hereof are incorporated herein by reference.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Officers of the Company are as follows:

                                                                Served as a
Name                     Age           Position                 Director Since
----                     ---           --------                 --------------

A.G. Foust               56            President and a          October 1, 1984
                                       Director

Stewart A. Jackson       57            Director                 January 1, 1992

John J. Womack           79            Director                 June 20, 1986

Ray K. Davis             57            Secretary                N/A

Dru E. Campbell          48            Assistant Secretary      N/A


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

     Stewart A. Jackson was President of the Company from September 1993 until May 1995 and has been a Director since early 1992. He had also served as a director of Layfield Resources, Inc., a publicly-held Company listed on the Vancouver Stock Exchange, from 1993 to May 1995. Mr. Jackson has 34 years experience in the mineral industry and has been associated with the Company in a geological consulting capacity for the past three years and as a Director since January 1, 1992. He is actively involved in exploration and development of both base and precious metal deposits in a wide range of environments for both large and small companies. He was responsible for the discovery and development of several major mineral discoveries, including the Red Dog multi-billion dollar zinc deposit in northwestern Alaska for Cominco Resources, Inc., where he was Supervisory Geologist from 1969 to 1977. He was involved in the discovery and development of the Borealis, Sout McCoy and Manhattan gold deposits in Nevada for Houston Oil and Minerals where he held the position of Manager-Minerals Exploration from 1977 to 1981. He formed Crown Resource Corp. in 1981 and acted as President of that Company until 1987. Crown Resource Corp. (now Crown Resources Corporation) currently has three major gold discoveries in production and several other gold deposits under development. He raised $20 million for the discovery and development of these and other properties before leaving Crown. He is currently involved in exploration and development projects including gold, silver, diamonds and base metals. Mr. Jackson earned a Bachelor of Science degree in Geology from the University of Western Ontario, Master of Science degree in Stratigraphy and Mineral Deposits from the University of Toronto and a Ph.D. in Stratigraphy and Economic Geology from the University of Alberta. In addition to these accomplishments, he has also been author and co-author of numerous geologic publications and received prestigious awards for some. Mr. Jackson resigned as President in May 1995, in order to devote more of his time to his foreign mining activities, and is currently on the Board of a number of Canadian mining companies.

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

     Ray K. Davis has been associated with Monument Resources since March 1996 in the capacity of Financial Consultant and provides the Company with administrative services, accounting, SEC and tax support. He has over 30 years experience in the oil and gas and mining industries, with emphasis on asset acquisition, mergers and project due diligence. Merger and acquisition negotiations as well as due diligence projects have taken him to Russia, Alaska, Mexico, and Europe. Mr. Davis has been a consultant to the oil and gas industries since November 1984. From May of 1977 through October 1984, he was treasurer of Macey and Mershon Oil, Inc. responsible for financial planning and operations of the Company and its owners. From June 1973 to April 1977, he was a partner in the firm of Ballard-Davis Associates which provided financial and accounting services to small and newly formed companies in the oil and gas industry. From November 1969 to March 1973 Mr. Davis was Controller of the Baumgartner Companies with oil, gas, mining, and drilling operations in the United States and Canada. From November 1968 to November 1969, he was Assistant Controller of The Colorado Corporation, a wholly owned subsidiary of King Resources, Inc. Mr. Davis is a 1967 graduate of the University of Denver, Denver, Colorado with a Bachelor of Science degree in Business Administration. Mr. Davis is a past officer and director of the Colorado Society of Petroleum Accountants. For three years, he taught oil and gas accounting at Arapahoe Community College.

     Dru E. Campbell has been employed by the Company on a full and part-time basis since its inception as the office secretary. Ms. Campbell was appointed to fill the position of Secretary of the Corporation in January of 1989 when Mr. Beeder resigned. On November 1, 1997, Ms. Campbell resigned as Corporate Secretary and assumed the position of Assistant Secretary. Ms. Campbell has over 29 years office and secretarial experience.

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

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information regarding executive compensation for the Company's President and Chief Executive Officer. No executive officer received compensation in excess of $100,000 for either of the years ended September 30, 1998 and 1999.


                                      SUMMARY COMPENSATION TABLE
                                      --------------------------


                                                              Long Term Compensation
                                                              ----------------------
                               Annual Compensation                   Awards         Payouts
                               -------------------                   ------         -------
                                                              Restricted  Options/
Name and Principal     Fiscal                   Other Annual    Stock       SARs     LTIP      All Other
     Position           Year   Salary   Bonus   Compensation   Award(s)   (Number)  Payouts   Compensation
     --------           ----   ------   -----   ------------   --------   --------  -------   ------------

A.G. Foust, President   1998   $48,000   -0-        -0-          -0-         -0-      -0-         -0-
and Chief Executive     1999   $48,000   -0-        -0-          -0-         -0-      -0-         -0-
   Officer


            OPTION/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 1999
            ---------------------------------------------------------

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

     Refer to Note 7 to the Consolidated Financial Statements for status of current outstanding stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 22, 1999, the number and percentage of shares of the Company's no par value Common Stock (its only class of voting securities), owned beneficially by each Officer and Director, each person known by the Company to own more than five percent of the Company's common stock, and all Directors and Officers as a group:

Name and Address of               Amount and Nature of           Percent of
  Beneficial Owner                Beneficial Ownership             Class
  ----------------                --------------------             -----

A.G. Foust                             900,000 (1)                 18.30%
4810 West Delaware Drive
Larkspur, CO 80118

Stewart A. Jackson                     464,450                      9.44%
6025 S. Eaton Lane
Littleton, CO 80123

Dru E. Campbell                        182,500                      3.71%
4810 West Delaware Drive
Larkspur, CO 80118

John J. Womack                         125,000                      2.54%
208 E. Bannack
Dillon, MT 59725

All Officers and Directors as a      1,671,950                     33.99%
Group (4 Persons)


(1) Does not include the 182,500 shares of common stock owned by Mr. Foust's wife, Dru E. Campbell, who is Assistant Secretary of the Company. Mr. Foust disclaims beneficial ownership of his wife's shares.

To the Company's knowledge, each person listed has sole voting and investment power over the shares stated as beneficially owned.

The Company is unaware of any arrangements, including a pledge of securities, which may cause a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended September 30, 1999, there were no transactions between the Company and any of its officers, directors or principal shareholders.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS. None

     (b) No reports were filed on Form 8-K during the Company's fourth quarter ended September 30,1999.

                          INDEX TO FINANCIAL STATEMENTS

TITLE
                                                                  PAGE

Independent Auditors' Report                                      F-1

Balance Sheets as of September 30, 1999 and 1998                  F-2, F-3

Statement of Operations for the Years Ended
September 30, 1999 and 1998                                       F-4

Statements of Stockholders' Equity for the
Years Ended September 30, 1999 and 1998                           F-5

Statements of Cash Flows for the Years Ended
September 30, 1999 and 1998                                       F-6, F-7

Notes to Consolidated Financial Statements                        F-8 to F-25

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Monument Resources, Inc. and Subsidiaries
Denver, Colorado

We have audited the consolidated balance sheets of Monument Resources, Inc. and Subsidiaries as of September 30, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monument Resources, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the results of their consolidated operations and cash flows for the years ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles.



                                           GORDON, HUGES & BANKS, LLP
Lakewood, Colorado
December 13, 1999




                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998



ASSETS
                                                                 1999         1998
                                                                 ----         ----
Current assets:
    Cash                                                     $   20,029   $   46,387
    Investment in securities (Note 3)                           260,404      325,304
    Accounts receivable                                          30,477       21,137
    Prepaid expense                                               8,416       11,174
                                                             ----------   ----------
             Total current assets                               319,326      404,002

Mineral properties (Note 4)                                     127,837      127,837
Proved and unproved oil and gas properties,
    successful efforts method, net of accumulated
    depletion (Note 12)                                         997,364    1,069,993
Property and equipment:
    Gas pipeline, net of accumulated depreciation (Note 5)      207,555      237,164
    Property and equipment, net of accumulated
        depreciation (Note 5)                                    45,343       59,129
                                                             ----------   ----------
             Net property and equipment                         252,898      296,293

Investment in securities, at market (Note 3)                    152,630      192,576
                                                             ----------   ----------

             Total assets                                    $1,850,055   $2,090,701
                                                             ==========   ==========


                                  (Continued)

                        See notes to financial statements




                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998
                                   (CONTINUED)



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        1999           1998
                                                        ----           ----

Current liabilities:
    Accounts payable and accrued expenses            $    23,906    $    17,935
                                                     -----------    -----------

             Total current liabilities                    23,906         17,935
                                                     -----------    -----------


Stockholders' equity (Notes 3 and 6):
    Preferred stock, no par value, authorized
        1,000,000 shares; none issued                       --             --
    Common stock, no par value, authorized
        10,000,000 shares; issued and outstanding
        4,919,000 in 1999 and 5,199,000 in 1998        3,164,210      3,197,210
Accumulated Deficit                                   (1,488,288)    (1,343,547)
Unrealized gain on investment
    in securities (Note 3)                               150,227        219,103
                                                     -----------    -----------

             Total stockholders' equity                1,826,149      2,072,766
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 1,850,055    $ 2,090,701
                                                     ===========    ===========


                        See notes to financial statements

                                       F-3

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998




                                                          1999          1998
                                                          ----          ----
Revenue:
    Oil and gas sales                                $   152,020    $   167,923
    Gas pipeline                                          79,556        112,770
    Gain on sale of investments (Note 3)                  36,931         75,515
    Interest                                              24,432         22,360
    Other income                                           2,328          1,721
                                                     -----------    -----------
             Total                                       295,267        380,289
                                                     -----------    -----------

Expenses:
    Oil and gas operating expense                         79,512         99,137
    Pipeline operating expense                            95,658         91,702
    General and administrative                           156,852        162,268
    Impairment of oil and gas properties                    --          561,448
    Abandonment of mineral
        and oil and gas properties and
        exploration costs (Notes 4 and 12)                  --           33,096
    Depreciation, depletion and amoritzation             107,986         89,645
                                                     -----------    -----------

             Total                                       440,008      1,037,296
                                                     -----------    -----------

Net (loss)                                           $  (144,741)   $  (657,007)
                                                     ===========    ===========

Basic (loss) per common share                        $     (0.03)   $     (0.12)
                                                     ===========    ===========
Diluted (loss) per common share                      $     (0.03)   $     (0.12)
                                                     ===========    ===========


Weighted average number of shares outstanding          4,954,780      5,306,405
                                                     ===========    ===========


                        See notes to financial statements


                                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                       STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                               Common         Stock        Accumulated      Income
                                               Shares         Amount        (Deficit)       (Loss)         Total
                                               ------         ------        ---------       ------         -----

Balances, September 30, 1997                  6,149,000    $ 3,297,210    $  (686,540)   $   227,345    $ 2,838,015

Stock repurchase at
    at $.11 per share (Note 6)               (1,000,000)      (110,000)          --             --         (110,000)

Common stock issued
     for mining property at $.20
     per share (Note 6)                          50,000         10,000           --             --           10,000

Comprehensive income (loss)
     Unrealized (loss) on securities
     held for sale (Note 3)                        --             --             --           (8,242)        (8,242)

     Net (loss)                                    --             --         (657,007)          --         (657,007)
                                                                                                        -----------
Comprehensive income (loss):                                                                               (665,249)
                                              ---------------------------------------------------------------------


Balances, September 30, 1998                  5,199,000    $ 3,197,210    $(1,343,547)   $   219,103    $ 2,072,766

Common stock repurchase at
    $.11 per share (Note 6)                    (500,000)       (55,000)                                     (55,000)

Common stock issued upon
    options exercised $.10 share (Note 7)       220,000         22,000                                       22,000

Comprehensive income (loss):
    Unrealized (loss) on securities
    held for sale (Note 3)                                                                   (68,876)       (68,876)

    Net (loss)                                                               (144,741)                     (144,741)
                                                                                                        -----------

Comprehensive income (loss):                                                                               (213,617)
                                              ---------------------------------------------------------------------

Balances,September 30, 1999                   4,919,000    $ 3,164,210    $(1,488,288)   $   150,227    $ 1,826,149
                                              =====================================================================

                                       See notes to financial statements

                                                      F-5

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



                                                            1999         1998
                                                            ----         ----
Cash flows from operating activities:
    Net (loss)                                           $(144,741)   $(657,007)
    Items not affecting cash:
        Depreciation, depletion and amortization           107,985       89,645
        Impairment of oil and gas property                    --        561,448
        Gain on sale of securities                         (36,931)     (75,515)
        Abandonment of mineral
            and oil and gas  properties                       --         33,096
   Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable          (9,340)       4,257
        (Increase) decrease in prepaid expenses              2,760       (1,595)
        Decrease (increase) in accounts payable
            and accrued expenses                             5,971      (13,051)
                                                         ---------    ---------

                Net cash flows (used)
                    by operations                          (74,296)     (58,722)
                                                         ---------    ---------

Cash flows from investing activities:
    Proceeds from sale of oil and gas properties            10,000         --
    Acquisition of oil and gas and mineral properties         --        (63,151)
    Purchase of equipment                                   (1,963)        --
    Proceeds from sale of securities                        24,727       78,721
    Proceeds from sale of bond investment                   48,174      156,445

                                                         ---------    ---------
               Net cash flows provided by
                    investing activities                    80,938      172,015
                                                         ---------    ---------

Cash flows from financing activities:
    Exercise of stock warrants                              22,000         --
    Purchase of common stock                               (55,000)    (110,000)
                                                         ---------    ---------

                Net cash flows (used) by
                    financing activities                   (33,000)    (110,000)
                                                         ---------    ---------

Net increase (decrease) in cash                            (26,358)       3,293

Cash at beginning of period                                 46,387       43,094
                                                         ---------    ---------

Cash at end of period                                    $  20,029    $  46,387
                                                         =========    =========

                        See notes to financial statements

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (CONTINUED)



             SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
             -------------------------------------------------------


                                                           1999           1998
                                                           ----           ----

Issuance of common stock for properties                 $   --         $ 10,000

(Decrease) in unrealized gain on
    securities available for sale                       $(68,876)      $ (8,242)



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

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the years ended September 30, 1999, and 1998:


                                              1999                                1998
                              ---------------------------------    ---------------------------------
                                                          Per                                  Per
                                 Net                     Share        Net                     Share
                                (Loss)      Shares       Amount      (Loss)      Shares       Amount
                                ------      ------       ------      ------      ------       ------
Basic Earnings per share:
   Net (loss)
    and share amounts         $(144,741)   4,954,780   $  (0.03)   $(657,007)   5,306,405   $  (0.12)

Dilutive securities:
    stock warrants                 --           --      --              --           --      --

Repurchased shares                 --           --      --              --           --      --
                              ----------------------------------------------------------------------

Diluted earnings per share:
    Net (loss)                $(144,741)   4,954,780   $  (0.03)   $(657,007)   5,306,405   $  (0.12)
                              ----------------------------------------------------------------------


COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, the Company reports unrealized gains and losses on investments in debt and equity securities. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 in fiscal 1999.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 131 in fiscal year 1999.

PENSION AND OTHER POST-RETIREMENT BENEFITS

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post-retirement Benefits" was effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application was permitted. The new standard revises employers' disclosures about pension and other post-retirement benefit plans but did not change the measurement or recognition of those plans. SFAS No. 132 standardized the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, required additional information on change in the benefit obligations and fair values of the plan assets that will facilitate financial analysis and eliminated certain disclosures previously required when no longer useful. The adoption of SFAS No. 132 does not have a material effect on the Company's results of operations.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The adoption of SFAS No. 133 does not have a material effect on the Company's financial statements.

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

INVESTMENTS IN SECURITIES

The Company follows Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, the Company's investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains and losses recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations as of September 30th of each fiscal year. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company maintains cash with various financial institutions. The Company periodically evaluates the financial standing of these institutions and believes the credit risk to be minimal.

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

     Marketable securities - The carrying amounts approximate the fair value because the securities are valued at the market prices based on published trading price information and are accounted for using the available for sale accounting method.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued in October 1995 by the Financial Accounting Standards Board. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Financial Accounting Standards Board encourages entities to adopt the fair-value based method but does not require adoption of this method. The Company will continue its current accounting policy under APB No. 25 but has adopted the disclosure-only provisions of SFAS No. 123 for any options and warrants issued to employees and directors.

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


NOTE 3 - INVESTMENTS IN SECURITIES

The Company has recorded its investment in 75,000 shares of Southern Africa Minerals Corporation ("SAMC") (Toronto Exchange), a Canadian company, and 1,900,000 shares of Layfield Resources, Inc. ("Layfield") (Vancouver Exchange), a Canadian company, at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). During fiscal 1998, the Company sold 50,000 shares of Layfield and 100,000 shares of Southern Africa, recognizing a gain of $75,515. During fiscal 1999, the Company sold 50,000 shares of Layfield and 25,000 shares of Southern Africa, recognizing a gain of $23,926. Based on the demonstrated liquidity and marketability of the Layfield and SAMC shares, and in accordance with SFAS 115, the Company has recorded its investments in the stocks based on published market listings and on the closing bid price on the stocks' respective exchanges. These shares are classified by the Company as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

The Company's investment in debt securities consists of various U.S. government financial instruments. The Company considers these bonds to be currently available for sale and has no timetable for sale or redemption. Nevertheless, the Company does not expect to hold the bonds to maturity. During fiscal 1999, the Company sold bonds for a net gain on sale of $13,005.

Investments in securities are summarized as follows at September 30, 1999:

                                                          Unrealized     Fair
                                                             Gain        Value
                                                           --------     --------

Available-for-sale securities:
    Common stock                                           $149,845     $152,630
     Debt securities (maturing in 1 to 21 years)                382      260,404
                                                           --------     --------

                                                           $150,227     $413,034
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
                                                           ========     ========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $59,520 at September 30, 1999 and 1998, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

The Company is continually trying to locate joint venture opportunities to further explore the property and has considered selling the property. Alternative uses is to sell the property as ranch land. The property's value as ranch land or as a homesite approximates the Company's capitalized costs in the prospect.

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

The Company's Wisconsin Mine Property consists of two patented gold mining claims covering approximately 64 acres. An alternative use for the property is the harvesting of timber or sale as real estate. The fair value of the property approximates, at minimum, the capitalized cost of $33,197 at September 30, 1999 and 1998.

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

ALL MINERAL PROPERTIES

Total mineral costs for all properties capitalized were $127,837 as of September 30, 1999 and 1998.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5-PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                        1999             1998
                                                        ----             ----

Land                                                 $  12,500        $  12,500
Machinery and equipment                                 77,885           77,885
                                                     ---------        ---------
    Total                                               90,385           90,385

Less:  Accumulated depreciation                        (45,042)         (31,256)
                                                     ---------        ---------

     Net property and equipment                         45,343           59,129
                                                     ---------        ---------

Pipeline                                               300,000          300,000

Less:  Accumulated depreciation                        (92,445)         (62,836)
                                                     ---------        ---------

    Net pipeline                                       207,555          237,164
                                                     ---------        ---------

    Net property and equipment                       $ 252,898        $ 296,293
                                                     =========        =========


Depreciation expense charged to operations was $43,395 and $42,264 in fiscal 1999 and 1998, respectively.

The useful lives of property and equipment for purposes of computing depreciation are:

Machinery and equipment                   5 years
Pipeline                                  Useful life of related gas production,
                                          approximately 5 to 7 years


NOTE 6 - STOCKHOLDERS' EQUITY

The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 1999, no shares of preferred stock have been issued.

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

On January 11, 1999, the Company president and assistant secretary exercised their options to acquire 160,000 and 60,000 common shares respectively. The option price was $.10 per share and the Company realized $22,000 from the transaction.

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

In January 1993, the Company granted stock options (exclusive of the above plans) to the officers in lieu of compensation. The options are for 540,000 shares and are exercisable for the five years beginning January 14, 1993 at a price of $.10 per share, which price was in excess of market value of the Company's shares at the date of grant. In May 1995, the Company's former President, Stewart Jackson, exercised all of his options for 320,000 shares of the Company's common stock at $.10 per share. On December 8, 1997, the board of directors extended the options granted on 220,000 shares to January 13, 1999, exercisable at $.10 per share. Options for 220,000 shares were exercised January 11, 1999. Of these exercised options, options for 160,000 shares were exercised by the Company's president, A.G. Foust, and options for 60,000 shares were exercised by Dru E. Campbell, assistant secretary of the Company.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 7 - STOCK OPTION PLANS (CONTINUED)

The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                                              Weighted Average
                                                 Number of   Exercise Price of
                                                   Shares    Shares Under Plans
                                                   ------    ------------------

     Outstanding September 30, 1997                220,000        $ .10
     Granted                                          --           --
     Exercised                                        --           --
     Forfeited or expensed                            --           --
                                                  --------        -----
     Outstanding September 30, 1998                220,000        $ .10
     Granted                                          --           --
     Exercised                                    (220,000)       $ .10
     Forfeited or expensed                            --           --
                                                  --------        -----
     Outstanding September 30, 1999                  -0-           -0-
                                                  ========        =====

NOTE 8 - INCOME TAXES

There is no current or deferred tax expense for the years ended September 30, 1999 and 1998. The Company in 1999 and 1998 had net losses for income tax purposes.

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

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet at September 30, 1999 and 1998 is the result of the following:

                                                      1999               1998
                                                      ----               ----

Deferred tax liabilities                           $    --            $    --
Deferred tax assets:
    Net operating loss                               277,881            209,552
    Securities valuation                             124,629            125,789
    Oil and gas properties                           160,766            171,566
    Pipeline depreciation                            (44,390)           (49,514)
                                                   ---------          ---------
        Total                                        518,886            457,393

Less:  Valuation allowance                          (518,886)          (457,393)
                                                   ---------          ---------

    Net deferred tax assets                        $    --            $    --
                                                   =========          =========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - INCOME TAXES (CONTINUED)

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the two years ended September 30 is as follows:

                                                  1999           1998
                                                  ----           ----
         Stautory federal income
            tax rate                             (34%)           (34%)

         State tax net of federal
            benefit                             -----           -----

         Increase in net operating
            loss caryforwards                     34%             34%
                                                -----           -----

         Effective rate                          -0-%            -0-%
                                                =====           =====


At September 30, 1999 and 1998, the Company has operating loss carryforwards of $712,516 and $537,312, respectively. The operating loss carryforwards expire beginning in 2011.


NOTE 9 - RELATED PARTY TRANSACTIONS

At September 30, 1999 and 1998 the Company's current president owned 18.30% and 17.48% of the outstanding shares of common stock, respectively, and one of the Company's current directors (formerly president) owned 9.4% and 8.9% as of each year end, respectively.


NOTE 10 - MAJOR CUSTOMERS

The Company derived in excess of 10% of its revenue from various sources (oil and gas sales and sale of securities) as follows:

                                                 Company
                                                 -------
                                            A       B       C
                                          -----   -----   -----
Year ended:     September 30, 1998         44%      11%    29%
                September 30, 1999         39%       *     27%

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

Identified assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, investment in stocks and bonds, and furniture and fixtures.

During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

The oil and gas segment derives its revenues from the sale of oil and gas and prospect generation and administrative overhead fees charged to participants in its oil and gas ventures.

The gas transmission pipeline segment receives its income from the transportation and sale of natural gas from the Company's Leavenworth County, Kansas, properties.

The mining segment receives its revenues primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that it has originated. Currently, this segment is inactive.

During the year ended September 30, 1999, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

Net sales to one customer of the oil and gas segment totaled approximately $115,574 of revenues or 39% for the year ended September 30, 1999.

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

Segment information consists of the following:


                             Oil and Gas     Pipeline     Mining       Corporate    Consolidated
                             -----------     --------     ------       ---------    ------------
Revenues:
1999                          $  152,020   $   79,556   $      -0-    $   63,691     $  295,267
1998                             167,923      112,771          -0-        99,595        380,289
Income (Loss)
From Operations
1999                          $  (2,512)   $ (48,973)   $      -0-    $ (93,256)     $(144,741)
1998                           (569,281)     (11,169)          -0-      (76,557)      (657,007)
Identifiable Assets
1999                          $1,035,998   $  243,123   $  127,837    $  443,097     $1,850,055
1998                           1,118,708      266,125      127,837       578,031      2,090,701
Depreciation, Depletion
and Valuation Charged to
Identifiable Assets
1999                          $  764,932   $  100,545   $      -0-    $      780     $  866,257
1998                             690,406       67,675                        685        758,766

Capital Expenditures
1999                          $    1,963   $      -0-   $      -0-    $   55,000     $   56,963
1998                              38,031          -0-       25,120       110,000        173,151


                                      F-19

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

As of July 1, 1999, the Company entered into an agreement to transfer operations of its East Voss property in Knox County, Texas. The agreement provides that the new operator will assume all the rights and obligations associated with the project in exchange for a cash payment of $10,000, future payments of $40,000 and a perpetual overriding royalty (ORR) interest of 7.5%. The Company has been informed that the purchaser may not continue as required under the agreement. Hence, the Company may have to institute legal action to protect its rights. Management is hopeful that the purchaser will fulfill its obligations under the agreement. However, if the purchaser fails to complete its obligations, Management is confident that legal action will either force compliance under the agreement or the Company will take back the properties at the same or better conditions than at the time of the sale. Management does not expect to incur any significant financial effect under either option.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

CAPITALIZED COSTS

Capitalized costs associated with oil and gas producing activities, excluding the Kansas pipeline, are as follows:

                                                      September 30,
                                                    ------------------
                                                    1999          1998
                                                    ----          ----

Proved properties                              $ 1,726,135    $ 1,734,174
Impairment allowance                              (561,448)      (561,448)
Accumulated depreciation, depletion,
   and amoritzation                               (167,323)      (102,733)
                                               -----------    -----------

             Net capitalized costs             $   997,364    $ 1,069,993
                                               ===========    ===========


In 1998 the Company has recorded an impairment of $561,448 to its East Voss proved undeveloped oil field. The impairment reduced the carrying value of the property to the 10% discounted present value of the property's estimated cash flow (reserves).

COSTS INCURRED

Information relating to the Company's costs incurred in its oil and gas property acquisition, exploration, and development activities is summarized as follows:

                                                              September 30,
                                                           --------------------
                                                           1999            1998
                                                           ----            ----

Proved developed acquisitions                            $  --           $ 4,935
Exploration costs                                          1,963          33,096
                                                         -------         -------

             Total costs incurred                        $ 1,963         $38,031
                                                         =======         =======

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

RESULTS OF OPERATIONS

Results of operations for oil and gas producing activities are as follows:

                                                             September 30,
                                                          -------------------
                                                          1999           1998
                                                          ----           ----

Revenues                                               $ 231,576      $ 280,694
Production costs                                        (175,170)      (210,147)

Impairment of oil and gas properties                           0       (561,448)
Depreciation and depletion                              (107,891)       (89,549)
                                                       ---------      ---------

      Results of operations
          (excluding corporate overhead)               $ (51,485)     $(580,450)
                                                       =========      =========

UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of September 30, 1999 and 1998 were prepared by Sure Engineering. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

Changes in Proved Reserves                                (M BBLS)       (MCF)

Estimated Quantity, September 1997                            173         1,700
Revisions of previous estimates                               (24)          213

Production                                                   --            (113)
                                                           ------        ------

Estimated quantity, September 30, 1998                        149         1,800
Revisions of previous estimates                              (133)         (231)

Production                                                   --             (99)
                                                           ------        ------

Estimated Quantity, September 30, 1999                         16         1,470
                                                           ======        ======



Proved reserves at year end      Developed     Undeveloped      Total
---------------------------      ---------     -----------      -----

Oil (M BBLS)
    September 30, 1998              --             149            149
    September 30, 1999              --              16             16

Gas (MCF)
    September 30, 1998              1199           601           1800
    September 30, 1999               858           612           1470


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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


                  NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)


The following presents the principal sources of the changes in the standardized measure of the discounted future net cash flows:

                                                               At September 30,
                                                               ----------------
                                                               1999       1998
                                                               ----       ----
                                                               (in thousands)

Future cash inflows                                          $ 3,314    $ 4,937
Future production and development costs                       (1,592)    (2,672)
Future income tax expense                                       --          (39)
                                                             -------    -------
Future net cash flows                                          1,722      2,226

10% annual discount for estimated timing of cash flows          (830)    (1,141)
                                                             -------    -------

Standardized measure of discounted cash flows                $   892    $ 1,085
                                                             =======    =======

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

The following presents the principal source of the changes in the standardized measure of discounted future net cash flows:

                                                       Years ended September 30,
                                                       -------------------------
                                                           1999        1998
                                                           ----        ----
                                                            (in thousands)

Standardized measure of disocunted future net cash
    flows, beginning of year                              $ 1,085    $ 1,587
                                                          -------    -------

Sales and transfers of oil and gas produced, net of
    production costs                                          (88)       (69)

Net changes in prices and production costs and other          209       (965)

Changes in future development costs                           168         23

Revisions of previous quantity estimates                     (585)        29

Other                                                         (45)      (135)

Net changes in income taxes                                    39        456

Accretion of discount                                         109        159
                                                          -------    -------
                                                             (193)      (502)
                                                          -------    -------

Standardized measure of discounted future cash flows,
    end of year                                           $   892    $ 1,085
                                                          =======    =======

NOTE 13 - LEASES

The Company has an operating lease for a gas compressor that it uses in its pipeline operation. Lease costs amounted to $18,882 and $19,197 in fiscal 1999 and 1998, respectively. The lease was renewed in October 1, 1996 for six months at $1,573 per month. Thereafter, the lease is renewable on a month-to-month basis. The Company's Castle Rock, Colorado, office consists of approximately 100 square feet and has been leased from an unaffiliated third party for $100 per month on a month-to-month basis since September 1, 1997. In addition, the Company maintains offices with a two-year lease in Denver, Colorado, at a cost of $850 per month.

NOTE 14 - SUBSEQUENT EVENTS

Kansas Gas Well Workovers
During November and December 1999, the Company conducted workovers on two wells in the Leavenworth, Kansas, gas field. The workovers consisted of the opening of an undeveloped zone in the Upper McLouth formation. It is premature to properly assess the project's ultimate success.

Brandt #46X-27 Drilling Prospect
Recently, the Company participated for a 6.25% W.I. in the drilling of a test well with Aspen Exploration in Kern County, California. The Brandt #46X-27 test well was an offset to existing production. Unfortunately, the test was negative and the well was plugged and abandoned. The Company's investment in this venture was $19,000.

Investment in Securities
Subsequent to September 30, 1999, the market value of the Layfield shares declined by approximately 40 percent per share and the market value of the SAMC shares declined by approximately 50 percent per share. Management believes the decline to be associated with seasonal, fourth calendar-year quarter market volatility. Due to the nature of this subsequent event, the Company has not adjusted the financial statements for this decline. (Unaudited)

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONUMENT RESOURCES, INC.




Date: December 22, 1999                      By /s/ A.G. Foust
A.G. Foust, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signature                      Title                           Date
---------                      -----                           ----

/s/ A.G. Foust                 President (Chief Executive      December 22, 1999
A.G. Foust                     Officer, Principal Financial
and Accounting Officer)
and Director


/s/ Stewart A. Jackson         Director                        December 22, 1999
Stewart A. Jackson




Director
John J. Womack