Form 10QSB
period 1999-12-31
MONUMENT RESOURCES INC
filed 2000-02-09
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1999.

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

                               Yes X     No ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,919,000 shares of common were outstanding at February 7, 2000.


Traditional Small Business Disclosure Format (Check One):

                               Yes X     No ___

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      INDEX



PART I.       FINANCIAL INFORMATION                                  Page Number

     Item 1.  Consolidated Balance sheets as of
              December 31, 1999 and September 30, 1999                     3

              Consolidated Statements of Operations
              for the Three Months ended                                   5
              December 31, 1999 and 1998

              Consolidated Statements of Cash Flows
              for the Three Months ended                                   6
              December 31, 1999 and 1998

              Notes to Consolidated Financial Statements                   7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations             17

PART II       OTHER INFORMATION                                            18

Item 1. Financial Statements.



                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                     December 31,  September 30,
                                                         1999          1999
                                                      (Unaudited)
                                                       ----------   ----------
Current assets
       Cash                                            $   15,378   $   20,029
       Investment in securities                           214,516      260,404
       Accounts receivable                                 38,725       30,477
       Prepaid expense                                      4,583        8,416
                                                       ----------   ----------

Total current assets                                      273,202      319,326
                                                       ----------   ----------

Mineral properties                                        127,837      127,837
Proved and unproved oil and gas
       properties, successful efforts method
       net of accumulated depletion                       982,983      997,364

Property and equipment:
       Gas pipeline, net of accumulated depreciation 200,155 207,555 Property and equipment, net of
       accumulated depreciation                            41,081       45,343
                                                       ----------   ----------

Net property and equipment                                241,236      252,898

Investment in securities, at market                        84,694      152,630
                                                       ----------   ----------

Total assets                                           $1,709,952   $1,850,055
                                                       ==========   ==========




See Notes to Consolidated Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    December 31,   September 30,
                                                        1999           1999
                                                    (Unaudited)
                                                    -----------     -----------
Current liabilities
       Accounts payable and accrued expenses        $    31,952     $    23,906
                                                    -----------     -----------

Total current liabilities                                31,952          23,906
                                                    -----------     -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
       1,000,000 shares; none issued
Common Stock, no par value, authorized
       1,000,000 shares; 4,919,000 issued
       and outstanding on September 30, 1999
       and 4,919,000 shares outstanding on
       December 31, 1999                              3,164,210       3,164,210
Accumulated deficit                                  (1,561,600)     (1,488,288)
Unrealized gain on investment in securities              75,390         150,227
                                                    -----------     -----------

Total stockholders' equity                            1,678,000       1,826,149
                                                    -----------     -----------

Total liability and stockholders' equity            $ 1,709,952     $ 1,850,055
                                                    ===========     ===========








See Notes to Consolidated Financial Statements.



Item 1. Financial Statements. (Continued)


                          MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF OPERATIONS
                                         (UNAUDITED)



                                                     Three Months              Three Months
                                                  Ended December 31,        Ended December 31,
                                                         1999                      1998
                                                  -----------------         -----------------
Revenue
       Oil and gas sales                             $    47,588                $    36,514
       Pipeline income                                    35,339                     18,478
       Interest and other                                  3,760                      7,185
       Gain on sale of investment stock                     --                       23,926
                                                     -----------                -----------

                  Total                                   86,687                     86,103
                                                     -----------                -----------

Expenses
       Oil and gas operating expense                      40,370                     15,189
       Pipeline operating expense                         22,063                     28,714
       General and administrative                         48,786                     51,549
       Dryhole cost                                       20,968                        -0-
       Depletion, depreciation and amortization           27,812                     21,596
                                                     -----------                -----------

                  Total                                  159,999                    117,048
                                                     -----------                -----------
Net profit (loss)                                    $   (73,312)               $   (30,945)
                                                     ===========                ===========
Basic loss per common share                                 (.01)                      (.01)
                                                     ===========                ===========
Diluted loss per common share                               (.01)                      (.01)
                                                     ===========                ===========
Weighted average number of shares outstanding          4,919,000                  5,084,869
                                                     ===========                ===========






See Notes to Consolidated Financial Statements.

                                       5

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                            Three Months Ended
                                                               December 31,
                                                             1999        1998
                                                           --------    --------

Cash flows from operating activities:
Net loss                                                   $(73,312)   $(30,945)
Items not affecting cash:
       Depreciation, Depletion and Amortization              27,812      21,595
       Gain on sale of securities                              --       (23,926)
Changes in operating assets and liabilities:
       Decrease in prepaid expense                            3,833       4,612
       Increase in accounts receivable                       (8,248)    (10,907)
       Increase in accounts payable and accrued expenses      8,046      22,738
                                                           --------    --------

Net cash flow from operations                               (41,869)    (16,833)
                                                           --------    --------

Cash flows from investing activities:

Proceeds from sale of investment securities                    --        24,727

Additions to oil and gas properties                          (1,769)     (1,961)

Proceeds from bond investment                                38,987      23,161
                                                           --------    --------


Net cash flows from investing activities:                    37,218      45,927
                                                           --------    --------

Cash flows from financing activities:

Repurchase of common stock                                     --       (55,000)
                                                           --------    --------

Net cash flows from financing activities                       --       (55,000)
                                                           --------    --------

Net increase (decrease) in cash                              (4,651)    (25,906)

Cash at beginning of period                                  20,029      46,387
                                                           --------    --------

Cash at end of period                                      $ 15,378    $ 20,481
                                                           ========    ========



                    Schedule of Non-cash Investing Activities
                    -----------------------------------------

Decrease in unrealized gain on securities
     available for sale                                   $ (74,837)  $ (12,949)
                                                          =========   =========


See notes to Consolidated Financial Statements

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

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the quarters ended December 31, 1999, and 1998:


                                                  1999                                     1998
                                   -----------------------------------    ------------------------------------
                                                                Per                                      Per
                                      Net                      Share           Net                      Share
                                     (Loss)       Shares       Amount         (Loss)       Shares       Amount
                                     ------       ------       ------         ------       ------       ------
   Basic Earnings per share:
     Net income (loss)
     and share amounts            $   (73,312)   4,919,000    $  (.01)    $   (30,945)    5,084,869    $  (.01)

     Dilutive securities:
        stock warrants                   --           --       --                --            --       --

     Repurchased shares                  --           --       --                --            --       --
                                  -----------------------------------    -------------------------------------

     Diluted earnings per share:
     Net (loss) and assumed
     share conversion             $   (73,312)   4,919,000    $  (.01)    $   (30,945)    5,084,869    $  (.01)
                                  ===================================     ====================================


COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ('SFAS No. 130"), which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, the Company reports unrealized gains and losses on investments in debt and equity securities. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 in fiscal 1999.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The adoption of SFAS No. 133 does not have a material effect on the Company's financial statements.

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

INVESTMENTS IN SECURITIES

The company follows Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, the Company's investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations as of December 31, 1999, and September 30, 1999. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

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

Investments in securities are summarized as follows at December 31, 1999:

                                                         Unrealized      Fair
                                                         Gain (Loss)     Value
                                                         -----------   ---------

Available-for-sale securities:
    Common stock                                         $  81,738     $  84,644
     Debt securities (maturing in 1 to 21 years)            (6,901)      214,516
                                                         ---------     ---------

                                                         $  74,837     $ 299,160
                                                         =========     =========

Investments in securities are summarized as follows at September 30, 1999:

                                                         Unrealized      Fair
                                                             Gain        Value
                                                           --------     --------
Available-for-sale securities:
    Common stock                                           $149,845     $152,630
    Debt securities (maturing in 1 to 3 years)                  382      260,404
                                                           --------     --------

                                                           $150,227     $413,034
                                                           ========     ========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $59,520 at December 31, 1999, and September 30, 1999, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

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

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

The Company's Wisconsin Mine Property consists of two patented gold mining claims covering approximately 64 acres, plus ten surrounding unpatented mining claims. An alternative use for the property is the harvesting of timber or sale as real estate. The fair value of the property approximates, at minimum, the capitalized cost of $33,197 at December 31, 1999, and September 30, 1999.

SKANE ZINC PROSPECT, SWEDEN

The Skane Zinc Prospect, with capitalized costs of $35,120, at December 31, 1999, consists of approximately 19,700 acres of exploration licenses in southern Sweden. The properties are prospective for shallow zinc, lead, minor precious metals, and possible fluorite and barite deposits. The company owns a 70% working interest in the project which is operated by Geoforum Scandinavia AB which owns the remaining 30% working interest. The company is currently seeking an industry partner to fund the exploration and development of the project.

ALL MINERAL PROPERTIES

Total mineral costs for all properties capitalized were $127,837 as of December 31, 1999, and September 30, 1999.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5-PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                    December 31,   September 30,
                                                       1999             1999
                                                    (Unaudited)
                                                     ---------        ---------

Land                                                 $  12,500        $  12,500
Machinery and equipment                                 77,885           77,885
                                                     ---------        ---------
    Total                                               90,385           90,385

Less:  Accumulated depreciation                        (49,304)         (45,042)
                                                     ---------        ---------

     Net property and equipment                         41,081           45,343
                                                     ---------        ---------

Pipeline                                               300,000          300,000

Less:  Accumulated depreciation                        (99,845)         (92,445)
                                                     ---------        ---------

    Net pipeline                                       200,155          207,555
                                                     ---------        ---------

    Net property and equipment                       $ 241,236        $ 252,898
                                                     =========        =========

Depreciation expense charged to operations was $11,662 for the first quarter ended December 31, 1999, and $43,395 for the fiscal year ended September 30, 1999.

The useful lives of property and equipment for purposes of computing depreciation are:

        Machinery and equipment           5 years
        Pipeline                          Useful life of related gas production,
                                          approximately 5 to 7 years


NOTE 6 - STOCKHOLDERS' EQUITY

The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of December 31, 1999, no shares of preferred stock have been issued.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 7 - STOCK OPTION PLANS (CONTINUED)

In January 1993, the Company granted stock options (exclusive of the above plans) to the officers in lieu of compensation. The options are for 540,000 shares and are exercisable for the five years beginning January 14, 1993 at a price of $.10 per share, which price was in excess of market value of the Company's shares at the date of grant. In May 1995, the Company's former President, Stewart Jackson, exercised all of his options for 320,000 shares of the Company's common stock at $.10 per share. On December 8, 1997, the board of directors extended the options granted on 220,000 shares to January 13, 1999, exercisable at $.10 per share. Options for 220,000 shares were exercised on January 11, 1999. Of these exercised options, options for 160,000 shares were exercised by the Company's President, A.G. Foust, and options for 60,000 shares were exercised by Dru E. Campbell, Assistant Secretary to the Company.

The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                                             Weighted Average
                                            Number of       Exercise Price of
                                             Shares         Shares Under Plans
                                             ------         ------------------
   Outstanding September 30, 1998            220,000             $   .10
   Granted                                      --                 --
   Exercised                                    --                 --
   Forfeited or expensed                        --                 --
                                             -------             -------
   Outstanding December 31, 1998             220,000             $   .10
   Granted                                      --                 --
   Exercised                                (220,000)            $   .10
   Forfeited or expensed
                                            --------             -------
   Outstanding December 31, 1999                 -0-                 -0-
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

During the three months ended December 31, 1999, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - SEGMENT INFORMATION (CONTINUED)

Net sales to one customer of the gas transmission pipeline segment totaled $76,000 or approximately 88% of revenues for the three months ended December 31, 1998.

There have been no differences from the last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

For the Quarters Ending December 31, 1999 and 1998
Segment information consists of the following:


                                Oil and Gas      Pieline       Mining       Corporate     Consolidated
                                -----------      -------       ------       ---------     ------------
Revenues
1999                              $ 47,588         35,339            -         3,760         $ 86,687
1998                                36,514         18,478            -        31,111           86,103

Income (Loss)
From Operations
1999                             $ (33,323)         5,061            -       (45,050)       $ (73,312)
1998                                 9,604        (17,480)           -       (23,069)         (30,945)

Identifiable Assets
1999                           $ 1,018,242        237,382      127,837        32,490      $ 1,709,952
1998                             1,103,589        273,418      127,837       535,599        2,040,443

Depreciation, Depletion
and Valuaton Charged
to Idetifiable Assets
1999                              $ 19,573          8,215            -            24         $ 27,812
1998                                14,328          7,244            -            24           21,596

Capital Expenditures
1999                               $ 1,769              -            -             -          $ 1,769
1998                                 1,961              -            -             -            1,961



NOTE 9 - OIL AND GAS ACTIVITIES

During the quarter ended December 31, 1999, the Company worked over two of its gas wells in the Leavenworth, Kansas, gas project. An additional zone in the Upper McLouth Formation was perforated and stimulated (acidized and fracture treated). Due to adverse weather conditions and inability to obtain certain required equipment on a timely basis, the results of the workovers are still being evaluated. The initial results have been somewhat disappointing, but the testing is being continued and, the final evaluation of the workovers' effectiveness will be determined during the quarter ending March 31, 2000.

Also, the Company participated for a 6.25% W.I. in the drilling of a test well in Kern County, California. The Brandt 46X-27 test well was non-productive (dry) and the well was plugged and abandoned during November 1999. The Company expended approximately $21,000 as its share of the drilling and evaluation costs.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 9 - OIL AND GAS ACTIVITIES (CONTINUED)

Additionally, as of July 1, 1999, the Company entered into an Agreement to transfer operation of its East Voss property in Knox County, Texas. The Agreement provides that the new operator will assume all the rights and obligations associated with the project in exchange for a cash payment of $10,000, future payments of $40,000 and a perpetual overriding royalty (ORR) interest of 7.5%. The purchaser has failed to make a required $20,000 payment in January 2000 and it may not continue as required under the Agreement. Hence, the Company may have to institute legal action to protect its rights. Management is hopeful that the purchaser will fulfill its obligations under the Agreement. However, if the purchaser fails to complete its obligations, Management is confident that legal action will either force compliance under the Agreement or the Company will take back the properties at the same or better conditions than at the time of the sale. Management does not expect to incur any significant financial effect under either option.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 2 - Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had a total of $15,378 in cash and $241,250 in working capital compared to $20,029 in cash and working capital of $295,420 at September 30, 1999. This represents a decrease of $4,651 in cash and a $54,170 decrease in working capital. The decrease in cash and working capital during the three months ended December 31, 1999, were the result of additions to oil and gas properties of approximately $1,800, and proceeds from Bond Investment of approximately $39,000 which was offset by the $21,000 cost of a dry hole drilled in California during the first quarter of fiscal 2000, an increase in accounts receivable of $8,200 and net proceeds received from the sale of investment stock of approximately $24,000.

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

RESULTS OF OPERATIONS

Revenues from oil, gas and pipeline sales increased significantly for the quarter ended December 31, 1999, from $36,514 to $47,588, a 30% increase. This increase was due primarily to the improvement of prices the Company receives for its oil and gas. Interest income declined $3,425, from $7,185 to $3,760 or 48%. Pipeline income increased $16,861 or 91% due to increased volume of gas sold and improved prices from the same period a year ago.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                   (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Oil and gas operating expenses increased $25,181 or 165% from $15,189 to $40,370. This increase resulted from the workover and testing of two gas wells in Kansas for approximately $15,000 and plugging costs of $11,000 for several wells in the Galvan Ranch Field, Webb County, Kansas.

Dry hole costs of approximately $21,000 were incurred when the Company participated in a Stevens Test of the Brandt 46X-27 located in Kern County, California.

General and administrative expenses totaled $48,786 for the quarter ended December 31, 1999, compared to $51,549 for the three-month period ended December 31, 1998. The fairly constant general and administrative costs when comparing the two periods reflects management's continuing efforts to contain costs whenever possible.

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


                                        MONUMENT RESOURCES, INC.
                                        (Registrant)




Date: February 7, 2000                  by: /s/ A.G. Foust
----------------------                  ------------------
                                        A.G. Foust
                                        President (Chief Executive Officer,
                                        Principal Financial and Accounting
                                        Officer) and a Director