Form 10QSB
period 2000-03-31
MONUMENT RESOURCES INC
filed 2000-05-15
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000.

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

                   P.O. Box 1450, Castle Rock, Colorado 80104
                   ------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

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

                                Yes  X    No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,869,000 shares of common were outstanding at May 12, 2000.


Traditional Small Business Disclosure Format (Check One):

                                Yes  X    No _____

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      INDEX



PART I            FINANCIAL INFORMATION                             Page Number

     Item 1.      Consolidated Balance sheets as of
                  March 31, 2000 and September 30, 1999                   3

                  Consolidated Statements of Operations
                  for the Six Months ended                                5
                  March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows
                  for the Six Months ended                                6
                  March 31, 2000 and 1999

                  Notes to Consolidated Financial Statements              7

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations       17

PART II           OTHER INFORMATION                                      18

Item 1. Financial Statements.



                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        March 31,  September 30,
                                                          2000         1999
                                                       (Unaudited)
                                                       -----------  ----------

Current assets
       Cash                                            $   33,681   $   20,029
       Investment in securities                           207,427      260,404
       Accounts receivable                                 37,738       30,477
       Prepaid expense                                        750        8,416
                                                       ----------   ----------

Total current assets                                      279,596      319,326
                                                       ----------   ----------

Mineral properties                                         92,718      127,837
Proved and unproved oil and gas
       properties, successful efforts method
       net of accumulated depletion                       722,926      997,364

Property and equipment:
       Gas pipeline, net of accumulated depreciation 191,125 207,555 Property and equipment, net of
       accumulated depreciation                            38,448       45,343
                                                       ----------   ----------

Net property and equipment                                229,573      252,898

Investment in securities, at market                       146,412      152,630
                                                       ----------   ----------

Total assets                                           $1,471,225   $1,850,055
                                                       ==========   ==========


See Notes to Consolidated Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     March 31,     September 30,
                                                        2000           1999
                                                    (Unaudited)
                                                    -----------    ------------

Current liabilities
       Accounts payable and accrued expenses        $    16,352     $    23,906
                                                    -----------     -----------

Total current liabilities                                16,352          23,906
                                                    -----------     -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
       1,000,000 shares; none issued
Common Stock, no par value, authorized
       10,000,000 shares; 4,919,000 issued
       and outstanding on September 30, 1999
       and 4,869,000 shares outstanding on
       March 31, 2000                                 3,154,210       3,164,210
Accumulated deficit                                  (1,835,275)     (1,488,288)
Unrealized gain on investment in securities             135,938         150,227
                                                    -----------     -----------

Total stockholders' equity                            1,454,873       1,826,149
                                                    -----------     -----------

Total liability and stockholders' equity            $ 1,471,225     $ 1,850,055
                                                    ===========     ===========



See Notes to Consolidated Financial Statements.



Item 1. Financial Statements. (Continued)


                              MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                           (UNAUDITED)


                                                         Three Months                 Six Months
                                                        Ended March 31,             Ended March 31,
                                                      2000          1999          2000          1999
                                                  ----------    ----------    ----------    ----------
Revenue
       Oil and gas sales                              52,615        46,015       100,203        82,529
       Pipeline income                                39,911        19,135        75,250        37,613
       Interest and other                              2,077         9,076         5,837        16,261
       Gain on stock sale                               --            --            --          23,926
                                                  ----------    ----------    ----------    ----------

                  Total                               94,603        74,226       181,290       160,329
                                                  ----------    ----------    ----------    ----------

Expenses
       Oil and gas operating expense                  12,264        17,284        52,634        32,473
       Pipeline operating expense                     23,883        23,173        45,946        51,887
       General and administrative                     34,199        39,002        82,985        90,551
       Dryhole cost                                     --            --          20,968
       Mineral property write off                     25,120          --          25,120
       Depletion, depreciation and amortization      272,812        21,595       300,624        43,191
                                                  ----------    ----------    ----------    ----------

                  Total                              368,278       101,054       528,277       218,102
                                                  ----------    ----------    ----------    ----------
Net income (loss)                                   (273,675)      (26,828)     (346,987)      (57,773)
                                                  ==========    ==========    ==========    ==========
Basic loss per common share                             (.06)         (.01)         (.07)         (.01)
                                                  ==========    ==========    ==========    ==========
Diluted loss per common share                           (.06)         (.01)         (.07)         (.01)
                                                  ==========    ==========    ==========    ==========
Weighted average number of shares outstanding      4,869,000     4,887,222     4,869,000     4,987,131
                                                  ==========    ==========    ==========    ==========


Diluted weighted average number of shares
outstanding                                        4,869,000     4,887,222     4,869,000     4,987,131
                                                  ==========    ==========    ==========    ==========



See Notes to Consolidated Financial Statements.

                                                  5

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                      Six Months Ended March 31,
                                                          2000          1999
                                                       ---------     ---------
Cash flows from operating activities:
Net loss                                               $(346,987)    $ (57,773)
Items not affecting cash:
       Depreciation, Depletion and Amortization          300,625        43,190
       Write off mineral properties                       25,120          --
       Gain on sale of securities                                      (23,926)
Changes in operating assets and liabilities:
       Decrease in prepaid expense                         7,666         6,933
       Increase in accounts receivable                    (7,261)       (9,716)
       Increase (Decrease) in accounts payable
       and accrued expenses
                                                          (7,554)        3,255
                                                       ---------     ---------

Net cash flow from operations                            (28,391)      (38,037)
                                                       ---------     ---------

Cash flows from investing activities:

Proceeds from sale of investment securities                 --          24,727

Additions to oil and gas properties                       (2,863)       (1,961)

Proceeds from bond investment                             44,906        37,420
                                                       ---------     ---------


Net cash flows from investing activities:                 42,043        60,186
                                                       ---------     ---------

Cash flows from financing activities:

Sale of common stock                                        --          22,000

Repurchase of common stock                                  --         (55,000)
                                                       ---------     ---------

Net cash flows from financing activities                    --         (33,000)
                                                       ---------     ---------

Net increase (decrease) in cash                           13,652       (10,851)

Cash at beginning of period                               20,029        46,387
                                                       ---------     ---------

Cash at end of period                                  $  33,681     $  35,536
                                                       =========     =========


                    Schedule of Non-cash Investing Activities
                    -----------------------------------------

Decrease in unrealized gain on securities
     available for sale                                 $ (14,289)         --
                                                          =======
Impairment of oil and gas assets                          245,000          --
                                                          =======
Write off of mineral properties                            25,120          --
                                                          =======
Reverse stock issued for mining properties                 10,000          --
                                                          =======


See notes to Consolidated Financial Statements

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Monument Resources, Inc. and Subsidiaries (the "Company") was organized under the laws of the State of Colorado on October 1, 1984. The Company is in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from its oil and gas properties. The Company's mineral properties are in Montana, and British Columbia, Canada. The Company's oil and gas properties are in Webb and Knox counties, Texas, Leavenworth County, Kansas and Kimball County, Nebraska. The Company also operates a gas pipeline in conjunction with its Leavenworth gas wells.

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

EARNINGS PER SHARE

The Company follows Financial Accounting Standard No. 128 which changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share.

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the six months ended March 31, 2000, and 1999:

                                            2000                                 1999
                             ---------------------------------     --------------------------------
                                                         Per                                  Per
                                  Net                   Share         Net                    Share
                                (Loss)       Shares     Amount       (Loss)      Shares      Amount
                                ------       ------     ------       ------      ------      ------
Basic Earnings per share:
  Net income (loss)
  and share amounts           $(346,980)   4,869,000   $  (.07)    $ (57,773)   4,987,131   $  (.01)

  Dilutive securities:
     stock warrants                --           --      --              --           --      --

  Repurchased shares               --           --      --              --           --      --
                              --------------------------------     --------------------------------
Diluted earnings per share:
  Net (loss) and assumed
  share conversion            $(346,980)   4,869,000   $  (.07)    $ (57,773)   4,987,131   $  (.01)
                              ================================     ================================


COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ('SFAS No. 130"), which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, the Company reports unrealized gains and losses on investments in debt and equity securities. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in fiscal 1999.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 in fiscal year 1999.

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

INVESTMENTS IN SECURITIES

The company follows Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, the Company's investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains recorded as a component of stockholders' equity. The current market value is derived from published stockbroker quotations as of March 31, 2000, and September 30, 1999. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

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


NOTE 3 - INVESTMENTS IN SECURITIES

The Company has recorded its investment in 75,000 shares of Southern Africa Minerals Corporation ("SAMC") (Toronto Exchange), a Canadian company, and 1,900,000 shares of Layfield Resources, Inc. ("Layfield") (Vancouver Exchange), a Canadian company, at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). During the quarter ended December 31, 1998, the Company sold 50,000 shares of Layfield and 25,000 shares of Southern Africa, recognizing a gain of $23,936. Based on the demonstrated liquidity and marketability of the Layfield and SAMC shares, and in the accordance with SFAS 115, the Company has recorded its investments in the stocks based on published market listings and on the closing bid price on the stocks' respective exchanges. These shares are classified by the Company as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

The Company's investment in debt securities consists of various U.S. government financial instruments. The Company considers these bonds to be currently available for sale and has no timetable for sale or redemption. Nevertheless, the Company does not expect to hold the bonds to maturity.

Investments in securities are summarized as follows at March 31, 2000.


                                                   Unrealized      Fair
                                                   Gain(Loss)      Value
                                                   ----------      -----
Available-for-sal securities:
   Common Stock                                     $144,009     $146,412
   Debt securities (maturing in 1 to 2 years)          8,071      207,427
                                                    --------     --------

                                                    $135,938     $353,839
                                                    ========     ========

Investments in securities are summarized as follows at September 30, 1999:

                                                   Unrealized      Fair
                                                      Gain         Value
                                                      ----         -----
Available-for-sale securities:
   Common stock                                     $149,845     $152,630
   Debt securities(maturing in 1 to 3 years)             382      260,404
                                                    --------     --------

                                                    $150,227     $413,034
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

SKANE ZINC PROSPECT, SWEDEN

The Skane Zinc Prospect, had capitalized costs of $35,120, at September 30, 1999, and consists of approximately 19,700 acres of exploration licenses in southern Sweden. The properties are prospective for shallow zinc, lead, minor precious metals, and possible fluorite and barite deposits. The company owns a 70% working interest in the project which is operated by Geoforum Scandinavia AB which owns the remaining 30% working interest. The Skane Zinc Prospect licenses are scheduled to expire in the fourth quarter of the Company's fiscal year. While efforts are still being made to market the project, management feels that a successful outcome to our efforts is unlikely. During the quarter ended March 31, 2000, we have written off the actual costs of this project of $25,120 against current income and reversed the entry for 50,000 shares of the Company's stock in the amount of $10,000. These shares were never issued.

ALL MINERAL PROPERTIES

Total mineral costs for all properties capitalized were $92,718 as of March 31, 2000, and $127,837 at September 30, 1999.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 7 - STOCK OPTION PLANS (CONTINUED)


NOTE 5-PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                   March 30,       September 30,
                                                     2000              1999
                                                  (Unaudited)
                                                  -----------       ---------

Land                                               $  12,500        $  12,500
Machinery and equipment                               77,885           77,885
                                                   ---------        ---------
  Total                                               90,385           90,385

Less:  Accumulated depreciation                      (51,937)         (45,042)
                                                   ---------        ---------

  Net property and equipment                          38,448           45,343
                                                   ---------        ---------

Pipeline                                             300,000          300,000

Less: Accumulated Depreciation                      (108,875)         (92,445)
                                                   ---------        ---------

  Net pipeline                                       191,125          207,555
                                                   ---------        ---------

  Net property and equipment                       $ 229,573        $ 252,898
                                                   =========        =========



Depreciation expense charged to operations was $23,325 for the six months ended March 31, 2000, and $43,395 for the fiscal year ended September 30, 1999.

The useful lives of property and equipment for purposes of computing depreciation are:

      Machinery and equipment            5 years
      Pipeline                           Useful life of related gas production,
                                         approximately 5 to 7 years


NOTE 6 - STOCKHOLDERS' EQUITY

The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of March 31, 2000, no shares of preferred stock have been issued.

NOTE 7 - STOCK OPTION PLANS

In January 1993, the Company granted stock options to the officers in lieu of compensation. The options are for 540,000 shares and are exercisable for the five years beginning January 14, 1993 at a price of $.10 per share, which price was in excess of market value of the Company's shares at the date of grant. In May 1995, the Company's former President, Stewart Jackson, exercised all of his options for 320,000 shares of the Company's common stock at $.10 per share. On December 8, 1997, the board of directors extended the options granted on 220,000 shares to January 13, 1999, exercisable at $.10 per share. Options for 220,000

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 7 - STOCK OPTION PLANS (CONTINUED)

shares were exercised on January 11, 1999. Of these exercised options, options for 160,000 shares were exercised by the Company's President, A.G. Foust, and options for 60,000 shares were exercised by Dru E. Campbell, Assistant Secretary to the Company.

On March 1, 2000, the Company granted stock options to certain officers, directors, employees and consultants. The options are for 450,000 shares and are exercisable for the five years beginning March 1, 2000, at a price of $.15 per share, which price was in excess of market value of the Company's shares at the date of the grant. As of March 31, 2000, none of the options have been exercised.

The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                                     Weighted Average
                                   Number of        Exercise Price of
                                     Shares         Shares Under Plans
                                     ------         ------------------
Outstanding September 30, 1998      220,000                $.10
Granted                                -                    -
Exercised                              -                    -
Forfeited or expensed                  -                    -
                                    -------             ---------
Outstanding December 31, 1998       220,000                $.10
Granted                                -                    -
Exercised                          (220,000)               $.10
Forfeited or expensed
Outstanding December 31, 1999         -0-                  -0-
Granted                             450,000                $.15
Exercised                             -0-
Forfeited or expensed                 -0-
                                    -------             ---------
Outstanding March 31, 2000          450,000                $.15
                                    =======             =========

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

During the six months ended March 31, 2000, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - SEGMENT INFORMATION (CONTINUED)

Net sales to one customer of the gas transmission pipeline segment totaled $129,000 or approximately 71% of revenues for the six months ended March 31, 2000.

There have been no differences from the last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report, with the exception of the write off of the Skane Mineral Project of $35,120 and the recording of a $245,000 impairment against the Galvan Ranch Gas Property in Webb County, Texas.

For the Six Months Ending March 31, 2000 and 1999 Segment information consists of the following:


                              Oil and Gas      Pipeline      Mining    Corporate    Consolidated
                              -----------      --------      ------    ---------    ------------
Revenues
  2000                        $   100,203       75,250         -           5,837    $  181,290
  1999                             82,529       37,613         -          40,187       160,329

Income(Loss)
From Operations
  2000                        $  (252,702)       7,983      (25,120)     (77,148)   $ (346,987)
  1999                             21,400      (28,761)        -         (50,412)      (57,773)

Identifiable Assets
  2000                        $   759,330      226,219       92,718      393,958     1,471,225
  1999                          1,084,743      262,229      127,837      486,564     1,961,443

Depreciation, Depletion
and Valuaton Charged
to Identifiable Assets
  2000                        $   279,303       21,321       25,120          -      $  325,774
  1999                             28,656       14,487         -              48        43,191

Capital Expenditures
  2000                        $     2,863         -            -             -      $    2,863
  1999                              1,961         -            -             -           1,961



NOTE 9 - OIL AND GAS ACTIVITIES

During the six months ended March 31, 2000, the Company worked over two of its gas wells in the Leavenworth, Kansas, gas project. An additional zone in the Upper McLouth Formation was perforated and stimulated (acidized and fracture treated). Due to adverse weather conditions and inability to obtain certain required equipment on a timely basis, the results of the workovers are still being evaluated. The initial results have been somewhat disappointing, but the testing is being continued and, the final evaluation of the workovers' effectiveness will be determined after the wells are checked for formation damage and cleaned to remove any foreign material.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 9 - OIL AND GAS ACTIVITIES (CONTINUED)

Additionally, as of July 1, 1999, the Company entered into an Agreement to transfer operation of its East Voss property in Knox County, Texas. The Agreement provides that the new operator will assume all the rights and obligations associated with the project in exchange for a cash payment of $10,000, future payments of $40,000 and a perpetual overriding royalty (ORR) interest of 7.5%. The purchaser has failed to make a required $20,000 payment in January 2000 and it may not continue as required under the Agreement. Hence, the Company has instituted legal action to protect its rights. Management is hopeful that the purchaser will fulfill its obligations under the Agreement. However, if the purchaser fails to complete its obligations, Management is confident that legal action will either force compliance under the Agreement or the Company will take back the properties at the same or better conditions than at the time of the sale. Management does not expect to incur any significant financial effect under either option.

During the quarter ended March 31, 2000, the Company decided to set up a reserve for impairment of its Galvan Ranch Property, Webb County, Texas, in the amount of $245,000. The Company has been unable to reach an understanding with the operator of the Galvan Ranch Property regarding future infill well drilling. As a result of this impasse, the Company has decided to defer plans to develop its proved, undeveloped reserves in the project.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 2 - Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had a total of $33,681 in cash and $263,244 in working capital compared to $20,029 in cash and working capital of $295,420 at September 30, 1999. This represents an increase of $13,652 in cash and a $32,176 decrease in working capital. The decrease in working capital during the six months ended March 31, 2000, were the result of additions to oil and gas properties of approximately $2,900, and proceeds from Bond Investment of approximately $45,000 which was offset by the $21,000 cost of a dry hole drilled in California during the first quarter of fiscal 2000, an increase in accounts receivable of $7,300. Accounts payable and accrued liabilities decreased by approximately $7,600.

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

RESULTS OF OPERATIONS

Revenues from oil, gas and pipeline sales increased significantly for the six months ended March 31, 2000, from $82,529 to $100,203, a 21% increase. This increase was due primarily to the improvement of prices the Company receives for its oil and gas. Interest income declined $10,424, from $16,261 to $5,837 or 64%. Pipeline income increased $37,637 or 100% due to increased volumes of gas sold and improved prices from the same period a year ago.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                   (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Oil and gas operating expenses increased $20,161 or 62% from $32,473 to $52,634. This increase resulted from the workover and testing of two gas wells in Kansas for approximately $15,000 and plugging costs of $11,000 for several wells in the Galvan Ranch Field, Webb County, Kansas.

Dry hole costs of approximately $21,000 were incurred when the Company participated in a test of the Brandt 46X-27 well in Kern County, California.

General and administrative expenses totaled $82,985 for the six months ended March 31, 2000, compared to $90,551 for the six-month period ended March 31, 1999. The fairly constant general and administrative costs when comparing the two periods reflects management's continuing efforts to contain costs whenever possible.

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


                                     MONUMENT RESOURCES, INC.
                                     (Registrant)



Date: May 12, 2000                   by: /s/  A.G. Foust
                                     -------------------
                                     A.G. Foust
                                     President (Chief Executive Officer,
                                     Principal Financial and Accounting Officer)
                                     and a Director