Form 10QSB
period 2000-06-30
MONUMENT RESOURCES INC
filed 2000-08-10
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000.

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

                                 Yes X   No ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,869,000 shares of common were outstanding at August 11, 2000.


Traditional Small Business Disclosure Format (Check One):

                                 Yes X   No ___

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      INDEX



PART I.      FINANCIAL INFORMATION                                   Page Number

     Item 1. Consolidated Balance sheets as of
             June 30, 2000 and September 30, 1999                          3

             Consolidated Statements of Operations
             for the Nine Months ended                                     5
             June 30, 2000 and 1999

             Consolidated Statements of Cash Flows
             for the Nine Months ended                                     6
             June 30, 2000 and 1999

             Notes to Consolidated Financial Statements                    7

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations              17

PART II      OTHER INFORMATION                                             18

Item 1. Financial Statements.



                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                         June 30,  September 30,
                                                           2000        1999
                                                       (Unaudited)
                                                        ----------   ----------
Current assets
       Cash                                             $   58,961   $   20,029
       Investment in securities                            212,008      260,404
       Accounts receivable                                  66,099       30,477
       Prepaid expense                                         750        8,416
                                                        ----------   ----------

Total current assets                                       337,818      319,326
                                                        ----------   ----------

Mineral properties                                          92,718      127,837
Proved and unproved oil and gas
       properties, successful efforts method
       net of accumulated depletion                        666,783      997,364

Property and equipment:
       Gas pipeline, net of accumulated depreciation       182,903      207,555
       Property and equipment, net of
       accumulated depreciation                             35,002       45,343
                                                        ----------   ----------

Net property and equipment                                 217,905      252,898

Investment in securities, at market                         92,545      152,630
                                                        ----------   ----------

Total assets                                            $1,407,769   $1,850,055
                                                        ==========   ==========



See Notes to Consolidated Financial Statements.



Item 1. Financial Statements. (Continued)


                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           June 30,    September 30,
                                                             2000          1999
                                                         (Unaudited)
                                                         -----------    -----------
Current liabilities
       Accounts payable and accrued expenses             $    13,302    $    23,906
                                                         -----------    -----------

Total current liabilities                                     13,302         23,906
                                                         -----------    -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
       1,000,000 shares; none issued
Common Stock, no par value, authorized
       10,000,000 shares; 4,919,000 issued
       and outstanding on September 30, 1999
       and 4,869,000 shares issued and  outstanding on
       June 30, 2000                                       3,154,210      3,164,210
Accumulated deficit                                       (1,841,919)    (1,488,288)
Unrealized gain on investment in securities                   82,176        150,227
                                                         -----------    -----------

Total stockholders' equity                                 1,394,467      1,826,149
                                                         -----------    -----------

Total liability and stockholders' equity                 $ 1,407,769    $ 1,850,055
                                                         ===========    ===========







See Notes to Consolidated Financial Statements.

                                       4


Item 1. Financial Statements. (Continued)


                                MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                               (UNAUDITED)



                                                                Three Months                  Nine Months
                                                               Ended June 30,                Ended June 30,
                                                            2000           1999           2000           1999
                                                        -----------    -----------    -----------    -----------
Revenue
       Oil and gas sales                                $    39,797    $    33,353    $   140,000    $   115,882
       Pipeline income                                       46,117         18,791        121,367         56,404
       Interest and other                                     6,484          5,911         12,321         22,172
       Gain on stock sale                                      --             --             --           23,926
                                                        -----------    -----------    -----------    -----------

                  Total                                      92,398         58,055        273,688        218,384
                                                        -----------    -----------    -----------    -----------

Expenses
       Oil and gas operating expense                         12,416         17,257         65,050         49,730
       Pipeline operating expense                            25,596         22,053         71,542         73,940
       General and administrative                            33,200         37,017        116,185        127,568
       Dryhole cost                                              19           --           20,987           --
       Mineral property write off                              --             --           25,120           --
       Depletion, depreciation and amortization              27,811         21,596        328,435         64,787
                                                        -----------    -----------    -----------    -----------

                  Total                                      99,042         97,923        627,319        316,025
                                                        -----------    -----------    -----------    -----------
Net income (loss)                                       $    (6,644)   $   (39,868)   $  (353,631)   $   (97,641)
                                                        ===========    ===========    ===========    ===========
Basic loss per common share                             $      --      $      (.01)   $      (.07)   $      (.02)
                                                        ===========    ===========    ===========    ===========
Diluted loss per common share                           $      --      $      (.01)   $      (.07)   $      (.02)
                                                        ===========    ===========    ===========    ===========
Weighted average number of shares outstanding             4,869,000      4,919,000      4,869,000      4,964,421
                                                        ===========    ===========    ===========    ===========


Diluted weighted average number of shares outstanding     4,869,000      4,919,000      4,869,000      4,964,421
                                                        ===========    ===========    ===========    ===========






See Notes to Consolidated Financial Statements.

                                                   5

Item 1. Financial Statements. (Continued)


                          MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)

                                                                     Nine Months Ended June 30,
                                                                         2000         1999
                                                                      ---------    ---------
Cash flows from operating activities:
Net loss                                                              $(353,631)   $ (97,641)
Items not affecting cash:
       Depreciation, Depletion and Amortization                         328,435       64,785
       Write off mineral properties                                      25,120         --
       Gain on sale of securities                                                    (23,926)
Changes in operating assets and liabilities:
       Decrease in prepaid expense                                        7,666        2,284
       (Increase) Decrease in accounts receivable                         4,378      (10,147)
       Increase (Decrease) in accounts payable and accrued expenses     (10,605)       7,720

                                                                      ---------    ---------
Net cash flow from operations                                             1,363      (56,925)
                                                                      ---------    ---------

Cash flows from investing activities:

Proceeds from sale of investment securities                                --         24,727

Additions to oil and gas properties                                      (2,861)      (1,961)

Proceeds from bond investment                                            40,430       47,132
                                                                      ---------    ---------


Net cash flows from investing activities:                                37,569       69,898
                                                                      ---------    ---------

Cash flows from financing activities:

Sale of common stock                                                       --         22,000
                                                                      ---------    ---------

Repurchase of common stock                                                 --        (55,000)
                                                                      ---------    ---------

Net cash flows from financing activities                                   --        (33,000)
                                                                      ---------    ---------

Net increase (decrease) in cash                                          38,932      (20,027)

Cash at beginning of period                                              20,029       46,387
                                                                      ---------    ---------

Cash at end of period                                                 $  58,961    $  26,360
                                                                      =========    =========

                         Schedule of Non-cash Investing Activities
                         -----------------------------------------
Decrease in unrealized gain on securities
     available for sale                                               $ (88,051)        --
                                                                      =========    =========
Impairment of oil and gas assets                                        245,000         --
                                                                      =========    =========
Write off of mineral properties                                          25,120         --
                                                                      =========    =========
Reverse stock issued for mining properties                               10,000         --
                                                                      =========    =========

See notes to Consolidated Financial Statements

                                              6

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

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the nine months ended June 30, 2000, and 1999:

                                                2000                                 1999
                                 --------------------------------     --------------------------------
                                                             Per                                 Per
                                     Net                    Share       Net                     Share
                                    (Loss)      Shares      Amount     (Loss)       Shares      Amount
                                    ------      ------      ------     ------       ------      ------
Basic Earnings per share:
  Net income (loss)
  and share amounts              $(353,631)    4,869,000    $(.07)   $ (97,641)    4,964,421    $(.02)

  Dilutive securities:
     stock warrants                   --            --        --          --           --         --

  Repurchased shares                  --            --        --          --           --         --
                                 --------------------------------    --------------------------------
Diluted earnings per share:
  Net (loss) and assumed
  share conversion
                                 $(353,631)    4,869,000    $(.07)   $ (97,641)    4,964,421    $(.02)
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

INVESTMENTS IN SECURITIES

The company follows Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, the Company's investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains recorded as a component of stockholders' equity. The current market value is derived from published stockbroker quotations as of June 30, 2000, and September 30, 1999. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

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

Investments in securities are summarized as follows at June 30, 2000.

                                                        Unrealized       Fair
                                                        Gain (Loss)      Value
                                                        ----------     ---------
Available-for-sale securities:
    Common stock                                         $  89,760     $  92,545
     Debt securities (maturing in 1 to 21 years)            (7,584)      212,008
                                                         ---------     ---------

                                                         $  82,176     $ 304,553
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
                                                           ========     ========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $59,520 at June 30, 2000 and September 30, 1999, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

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

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

The Company's Wisconsin Mine Property consists of two patented gold mining claims covering approximately 64 acres, plus ten surrounding unpatented mining claims. An alternative use for the property is the harvesting of timber or sale as real estate. The fair value of the property approximates, at minimum, the capitalized cost of $33,198 at June 30, 2000 and September 30, 1999.

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

ALL MINERAL PROPERTIES

Total mineral costs for all properties capitalized were $92,718 as of June 30, 2000, and $127,837 at September 30, 1999.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5-PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                   June 30,        September 30,
                                                     2000              1999
                                                  (Unaudited)
                                                   ---------        ---------
Land                                               $  12,500        $  12,500
Machinery and equipment                               77,882           77,885
                                                   ---------        ---------
    Total                                             90,382           90,385

Less:  Accumulated depreciation                      (55,380)         (45,042)
                                                   ---------        ---------

     Net property and equipment                       35,002           45,343
                                                   ---------        ---------

Pipeline                                             300,000          300,000

Less:  Accumulated depreciation                     (117,097)         (92,445)
                                                   ---------        ---------

    Net pipeline                                     182,903          207,555
                                                   ---------        ---------

    Net property and equipment                     $ 217,905        $ 252,898
                                                   =========        =========


Depreciation expense charged to operations was $34,992 for the nine months ended June 30, 2000, and $43,395 for the fiscal year ended September 30, 1999.

The useful lives of property and equipment for purposes of computing depreciation are:

       Machinery and equipment         5 years
       Pipeline                        Useful life of related gas production,
                                       approximately 5 to 7 years


NOTE 6 - STOCKHOLDERS' EQUITY

The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of June 30, 2000, no shares of preferred stock have been issued.

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

On March 1, 2000, the Company granted stock options to certain officers, directors, employees and consultants. The options are for 450,000 shares and are exercisable for the five years beginning March 1, 2000, at a price of $.15 per share, which price was in excess of market value of the Company's shares at the date of the grant. As of June 30, 2000, none of the options have been exercised.

The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                                       Weighted Average
                                         Number of    Exercise Price of
                                          Shares      Shares Under Plans
                                          ------      ------------------
Outstanding September 30, 1998            220,000            $.10
Granted                                      -                -
Exercised                                    -                -
Forfeited or expensed                        -                -
Outstanding December 31, 1998             220,000            $.10
Granted                                      -                -
Exercised                                (220,000)           $.10
Forfeited or expensed
Outstanding December 31, 1999               -0-              -0-
Granted                                   450,000            $.15
Exercised                                   -0-
Forfeited or expensed                       -0-
                                         ---------         ---------
Outstanding June 30, 2000                 450,000            $.15
                                         =========         =========

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

During the nine months ended June 30, 2000, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - SEGMENT INFORMATION (CONTINUED)

Net sales to one customer of the gas transmission pipeline segment totaled $196,000 or approximately 75.4% of revenues for the nine months ended June 30, 2000.

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

For the Nine Months Ending June 30, 2000 and 1999
Segment information consists of the following:


                                 Oil and Gas    Pieline     Mining      Corporate    Consolidated
                                 -----------    -------     ------      ---------    ------------
Revenues
  2000                           $  140,000     121,367        --         12,321      $  273,688
  1999                              115,882      56,404        --         46,098         218,384

Income (Loss)
From Operations
  2000                           $ (249,820)     25,173     (25,120)    (103,864)     $ (353,631)
  1999                               23,097     (39,268)       --        (81,470)        (97,641)

Identifiable Assets
  2000                           $  727,969     218,131      92,718      368,951      $1,407,769
  1999                            1,082,290     248,675     127,838      416,590       1,875,393

Depreciation, Depletion
and Valuaton Charged
to Identifiable Assets
  2000                           $  303,783      24,652      25,120         --        $  353,555
  1999                               42,983      21,732        --             72          64,787

Capital Expenditures
  2000                           $    2,861        --          --           --        $    2,861
  1999                                1,961        --          --           --             1,961


NOTE 9 - OIL AND GAS ACTIVITIES

During the nine months ended June 30, 2000, the Company worked over two of its gas wells in the Leavenworth, Kansas, gas project. An additional zone in the Upper McLouth Formation was perforated and stimulated (acidized and fracture treated). The initial results have been somewhat disappointing, but the testing is being continued and, the final evaluation of the workovers' effectiveness will be determined after the wells are checked for formation damage and cleaned to remove any foreign material.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 9 - OIL AND GAS ACTIVITIES (CONTINUED)

Additionally, as of July 1, 1999, the Company entered into an Agreement to transfer operation of its East Voss property in Knox County, Texas. The Agreement provides that the new operator will assume all the rights and obligations associated with the project in exchange for a cash payment of $10,000, future payments of $40,000 and a perpetual overriding royalty (ORR) interest of 7.5%. The purchaser failed to make a required $20,000 payment in January 2000. Hence, the Company instituted legal action to protect its rights. As of June 30, 2000, the Company settled its lawsuit against the purchasers of the East Voss property. The settlement, in general, provides that the Company will receive the full payment of $40,000 in three equal installments (including interest) on June 30, 2000, September 30, 2000 and December 31, 2000. The June 30, 2000 payment has been received. In addition, the Company is secured by a Deed of Trust on the East Voss Property and equipment. The Company will also receive its ORR interest of 7.5% on all past and future production. With the current price of crude oil in excess of $25.00 per Bbl., the Company believes that its interest in the East Voss property will generate a modest income for a number of years.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 2 - Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had a total of $58,961 in cash and $324,516 in working capital compared to $20,029 in cash and working capital of $295,420 at September 30, 1999. This represents an increase of $38,932 in cash and a $29,096 increase in working capital. The increase in working capital during the nine months ended June 30, 2000, was the result of additions to oil and gas properties of approximately $2,900, and proceeds from Bond Investment of approximately $45,000 which was offset by the $21,000 cost of a dry hole drilled in California during the first quarter of fiscal 2000, an increase in accounts receivable of $35,622. Accounts payable and accrued liabilities decreased by approximately $10,604.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                   (CONTINUED)


RESULTS OF OPERATIONS

Revenues from oil, gas and pipeline sales increased significantly for the nine months ended June 30, 2000, from $115,882 to $140,000, a 21% increase. This increase was due primarily to the improvement of prices the Company receives for its oil and gas. Interest income declined $9,851, from $22,172 to $12,321 or 44%. Pipeline income increased $64,963 or 115% due to increased volumes of gas sold and improved prices from the same period a year ago.

Oil and gas operating expenses increased $15,370 or 31% from $49,730 to $65,050. This increase resulted from the workover and testing of two gas wells in Kansas for approximately $15,000 and plugging costs of $11,000 for several wells in the Galvan Ranch Field, Webb County, Kansas.

Dry hole costs of approximately $21,000 were incurred when the Company participated in a test of the Brandt 46X-27 well in Kern County, California.

General and administrative expenses totaled $116,185 for the nine months ended June 30, 2000, compared to $127,568 for the nine-month period ended June 30, 1999. The decrease in general and administrative costs of $11,383 or 9% when comparing the two periods reflects management's continuing efforts to contain costs whenever possible.

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


                                            MONUMENT RESOURCES, INC.
                                            (Registrant)




Date:  August 11, 2000                      by: /s/ A.G. Foust
       ---------------                      ------------------
                                            A.G. Foust
                                            President (Chief Executive Officer,
                                            Principal Financial and Accounting
                                            Officer) and a Director