Form 10KSB40
period 2000-09-30
MONUMENT RESOURCES INC
filed 2000-12-22
CIK 818468

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 33-15528-D
                      -----------


                            MONUMENT RESOURCES, INC.
            ---------------------------------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

           Colorado                                           84-1028449
 ------------------------------                           ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $369,449.

The Issuer had 4,869,000 shares of its Common Stock outstanding at December 15, 2000.

The Issuer's Common Stock is quoted on the OTC Bulletin Board -- Symbol MNMN.

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

     The Company owns an interest in approximately 50 gas wells, a gas gathering system and related equipment in Leavenworth County, Kansas. The Company continues to evaluate and recomplete its gas wells to determine their potential for additional productivity. As of December 2000, several of the gas wells have been placed on production and current aggregate production is from 400 to 600 MCF of gas per day. The Company expects the daily production to increase with the recompletion of additional wells.

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

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

     The Company's products during fiscal year ended September 30, 2000, were crude oil, natural gas, and other petroleum products. Crude oil, natural gas, and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which the Company's producing wells are located. In the fiscal year ended September 30, 2000, crude oil and natural gas sales accounted for $349,164 or virtually all of the Company's revenues. The Company did not receive any mineral revenues during fiscal 2000.

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

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

     In the oil and gas segment of the Company's business in fiscal year ended September 30, 2000, two companies purchased in excess of 10% of the Company's total oil and gas production. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from the Company could most likely be replaced by another buyer.

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

ITEM 2.  DESCRIPTION OF PROPERTIES.

     The Company has interests in a number of oil and gas projects, one undeveloped gold and silver prospect in the United States, and one undeveloped gold prospect in British Columbia, Canada.

     The following subsections set forth information concerning each of the Company's prospects.

OIL AND GAS PROSPECTS

     Galvan Ranch Property, Webb County, Texas

     The Company acquired an interest in this property as of April 1, 1996. The property consisted of over 60,000 acres of oil and gas leases. The Company's original interest consisted of a 15% working interest and a 2% overriding royalty in the leases. During May 1996, the Company sold a portion of its interest in the property for $565,000 cash and retains a 15% working interest and a 2% overriding royalty in approximately 13 producing gas wells plus a 2% working interest and a 0.35% to 0.76% overriding royalty on the balance of the acreage. Third party exploration drilling was conducted on the property during 1997 which resulted in two dry holes. In the third fiscal quarter of 2000, the Company recorded a $245,000 write down of the undeveloped portion of the property. The Company was recently notified that the landowner had filed suit to cancel the Galvan Ranch Lease under which the Company holds its royalty interest. If such occurs, the Company could lose any rights it has in the undeveloped portion of the property. It is currently reviewing its legal options with counsel. Thus, the book value of the Galvan Ranch Property is attributed only to the existing gas wells.

     Kansas Gas Project - Leavenworth County, Kansas

     The Company acquired its original interest in this property in April 1996, and acquired an additional interest in the area in September 1997. The project consists of approximately 3,500 acres of oil and gas leases with right-of-ways and approximately 50 gas wells, over 20 miles of a gas gathering and pipeline system, and necessary equipment and facilities to produce and market the gas production. Currently, several of these wells are producing an aggregate of from 400 to 600 MCF per day. During fiscal 2000, the Company conducted a workover program on a number of the wells, which increased the production to its current level. Management believes a continued modest workover program will maintain the production at its current level. However, a more aggressive recompletion effort could significantly increase the production. The Company is currently evaluating the potential of additional zones to recomplete that may add to the project's reserves and productivity. In addition, the Company is evaluating the potential to acquire additional wells and property in the area to enhance the project's potential.

     East Voss Waterflood - Knox County, Texas

     The Company acquired an interest in this property in April 1996. The property consists of approximately 330 acres of unitized oil and gas leases containing 21 oil and injection wells. As of July 1, 1999, the Company entered into an agreement to transfer operations of its East Voss property in Knox County, Texas. The agreement provided that the new operator would assume all the rights and obligations associated with the project in exchange for a cash payment of $10,000, future payments of $40,000 and a perpetual overriding royalty (ORR) interest of 7.5%. The purchaser failed to make a required $20,000 payment in January 2000. Hence, the Company instituted legal action to protect its rights. As of June 30, 2000, the Company settled its lawsuit against the purchasers of the East Voss property. The settlement, in general, provides that the Company will receive the full payment of $40,000 in three equal installments (including interest) on June 30, 2000, September 30, 2000 and December 31, 2000. The June 30, 2000 and the September 30, 2000 payments have been received. In addition, the payable to the Company is secured by a Deed of Trust on the East Voss Property and equipment. The Company will also receive its ORR interest of 7.5% on all past and future production.

     Kimball County, Nebraska

     During November 1995, the Company purchased interests in three producing oil wells in Kimball County, Nebraska for $22,000. The Company's net revenue interest in the three wells are 7.50%, 3.93% and 3.33%. These wells were drilled approximately 6 years ago and are currently generating approximately $700 per month cash flow to the Company.

MINING PROSPECTS

     Dobler Gold Mine Prospect, Broadwater County, Montana

     The Company owns a 100% ownership in a certain mining property in Broadwater County, Montana, known as the Dobler Mine prospect. The prospect consists of 80 acres of fee land (including minerals) and mineral rights to 280 surrounding acres, which the Company acquired during 1989 by exercising an option it held.

     The Company believes that this property is prospective for gold and silver through either a high grade underground mine or a low grade open pit operation. However, due to the property's location, the Company is assessing the property's potential real estate value and most likely will sell the property for real estate if an acceptable buyer and purchase price can be obtained.

Wisconsin Gold Prospect, Near Kootenay Lake, B.C., Canada

     The Company acquired, in exchange for 110,000 shares of its common stock, a 100% interest in the Wisconsin Gold Prospect located on the west side of Kootenay lake in the Nelson Mining District, B.C. The property consists of two Crown granted mineral claims totaling 25.84 hectares (63.85 acres).

     The Company plans to hold this property for future joint venture or development upon an increase in gold prices. In addition, the property has a residual value for its real estate and the Company is actively marketing the property for this potential.

Skane Zinc Prospect, Sweden

     The Skane Zinc Prospect consisted of approximately 19,700 acres of exploration licenses in southern Sweden. The properties were prospective for shallow zinc, lead, minor precious metals, and possible fluorite and barite deposits. The Company owned a 70% working interest in the project which is operated by Geoforum Scandinavia AB which owns the remaining 30% working interest. The Company elected not to renew the exploration licenses which expired in mid 2000 and thus has relinquished all rights to the project.

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


PRODUCTION INFORMATION

        NET PRODUCTION, AVERAGE SALES PRICE, AND AVERAGE PRODUCTION COSTS

     The table below sets forth the net quantities of oil and gas production attributable to the Company for the fiscal years ended September 30, 2000 and 1999 and the average sales prices, average production costs, and direct lifting costs per unit of production.

                                         Year Ended September 30,
                                       --------------------------
Net Production                         2000                  1999
--------------                         ----                  ----

Oil (BBLS)                              645                    951
Gas (MCF)                           103,999                 99,081

Average Sales Prices
--------------------

Oil (per BBL)                        $24.64                 $13.85
Gas (per MCF)                          1.57                   1.40

Average Production Cost
-----------------------

Per equivalent* MCF of gas           $ 1.55                 $ 1.47

Average Lifting Costs
---------------------

Per equivalent* MCF of gas           $  .70                 $  .76


Production costs include all expenses, depreciation, depletion, and amortization, lease operating expenses and all associated taxes. Direct lifting costs do not include impairment expense, ceiling write down or depreciation, depletion and amortization.

*Equivalency assumes that one barrel of oil equals 6 MCF of gas.

RESERVE INFORMATION

     OIL AND GAS RESERVES

     Oil and gas reserves for the Company's properties have been evaluated as of September 30, 2000.

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

ESTIMATED PROVED RESERVES

     The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of the Company for the years ended September 30, 1999 and 2000. See Note 12 to the Consolidated Financial Statements for required Securities and Exchange Commission disclosure.

Proved Reserves
---------------
                                                Oil (M BBLS)          Gas (MMCF)
                                                -----------           ---------

Estimated quantity, September 30, 1998              149                  1,800

Revisions of previous estimates                    (133)                  (231)
Production                                         --                      (99)
                                                  -----                  -----
Estimated quantity, September 30, 1999               16                  1,470

Revision of previous estimates                     --                     (528)
Production                                         --                     (104)
                                                  -----                  -----
Estimated quantity, September 30, 2000               16                    838
                                                  =====                  =====


                              Developed    Undeveloped      Total
                              ---------    -----------      -----
Oil (M BBLS)
September 30, 1999               --            16             16
September 30, 2000               --            16             16

Gas (MMCF)
September 30, 1999               858          612          1,470
September 30, 2000               838          --             838

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

     To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $100 per claim. Title examinations for a particular claim will be made when and if a significant discovery is made on that claim. As of September 30, 2000, the Company had no unpatented mining claims.

OFFICE FACILITIES

     The Company's Denver, Colorado office consists of approximately 1,088 square feet and continues to lease the office on a month to month basis at $930 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended September 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. The Company's common stock was traded on the over-the-counter market until November 1992, and has been quoted only sporadically since November 1992. See the cover page of this report. The Company's common stock is currently quoted on the OTC Bulletin Board and the quote as of December 13, 2000 was $0.19 bid and $0.45 ask.

     (b) Holders. The estimated number of beneficial owners of the Company's common stock at December 15, 2000 was approximately 145.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had a total of $78,831 in cash and $358,531 in working capital compared to $56,373 in cash and working capital of $295,420 at September 30, 1999. This represents an increase of $22,458 in cash and an increase of $63,111 in working capital. The increase in working capital during the 12 months ended September 30, 2000 was the result of an increase in accounts receivable of $26,000 from the sale of The East Voss Field, an increase in corporate cash of $22,500 due to increased prices received for oil and gas sold and a reduction of trade payables incurred during the last quarter of fiscal 1999. Proceeds from bond investments were $26,400 and were largely offset by the case of a dry hole drilled in California during the first quarter of fiscal 2000.

     At the present time, the Company's primary source of cash for operations and exploration is its current working capital, cash flow from operations, and cash which can be raised by selling shares of South African Minerals Corporation or Layfield Resources, Inc. and its investment in debt securities. The Company has in the past and plans in the future, to rely on joint venture partners or equity funding to supply most of the capital needed to evaluate and develop its properties. Any inability of the Company to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third party funding may limit development of most of its properties. Although the Company intends to use joint venture or equity funding to explore, acquire and, if warranted, develop its properties, the natural resource business is nevertheless very capital intensive. Based upon the Company's current status and plans, approximately $50,000 will be needed in 2001 to fund necessary holding expenses on the Company's properties.

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

     RESULTS OF OPERATIONS

     Revenues from oil, gas and pipeline sales increased significantly for the twelve months ended September 30, 2000, from $231,576 to $349,164, a 51% increase. This increase was due to the improvement of prices the Company receives for its oil and gas. The average price received from pipeline sales for fiscal 1999 was approximately $1.98 per MCF compared to $2.65 per MCF received in fiscal 2000, an increase of 34%. Interest income declined $6,774 from $24,432 in 1999 to $17,658 in 2000, a 28% decline due primarily to a draw down in funds available in the bond investment account.

     Investment in The Skane Swedish Zinc project was written off during fiscal 2000 in the amount of $35,000. There were no stock or bond sales during fiscal 2000; during 1999 the Company realized a gain from the sale of stocks and bonds of $36,931.

     Oil and gas pipeline operating costs remained fairly constant when comparing the two years, while depletion and depreciation expenses decreased $13,742 or 13%. The decrease in depletion expense was due to an impairment of the Galvan Ranch properties located in Webb County, Texas in the amount of $245,000. The impairment reduced the depletable basis of the producing properties and hence the associated depletion expense.

     During fiscal 2000, the Company participated in the drilling of an oil well in Kerr County, California. The test was unsuccessful and the Company's $21,000 share of drilling costs were written off during the first quarter of fiscal 2000.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Officers of the Company are as follows:

                                                         Served as a
Name                     Age      Position               Director Since
----                     ---      --------               --------------

A.G. Foust               57       President and a        October 1, 1984
                                  Director

Stewart A. Jackson       58       Director               January 1, 1992

John J. Womack           80       Director               June 20, 1986

Ray K. Davis             58       Secretary                   N/A

Dru E. Campbell          49       Assistant Secretary         N/A


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

     Dru E. Campbell has been employed by the Company on a full and part-time basis since its inception as the office secretary. Ms. Campbell was appointed to fill the position of Secretary of the Corporation in January of 1989. On November 1, 1997, Ms. Campbell resigned as Corporate Secretary and assumed the position of Assistant Secretary. Ms. Campbell has over 29 years office and secretarial experience.



ITEM 9.  DIRECTORS - (CONTINUED)

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

     The Company's Directors, Officers, and 10% or more shareholders are not presently subject to Section 16 (a) of the Exchange Act because the Company does not have a class of securities registered under Section 12(b) or (g) of that Act.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding executive compensation for the Company's President and Chief Executive Officer. No executive officer received compensation in excess of $100,000 for either of the years ended
September 30, 1999 and 2000.

                                      SUMMARY COMPENSATION TABLE
                                      --------------------------

                                                                   Long Term Compensation
                                                                   ----------------------
                                  Annual Compensation                     Awards            Payouts
                                  -------------------                     ------            -------
                                                                   Restricted   Options/
Name and Principal       Fiscal                    Other Annual    Stock        SARs        LTIP       All Other
      Position            Year   Salary   Bonus    Compensation    Award(s)     (Number)    Payouts    Compensation
---------------------     ----   ------   -----    ------------    ----------   --------    -------    ------------
A.G. Foust, President     1999   $48,000   -0-         -0-           -0-          -0-         -0-          -0-
and Chief Executive       2000   $48,000   -0-         -0-           -0-          -0-         -0-          -0-
Officer


            OPTION/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 2000
            ---------------------------------------------------------

                            Percent of Total
                            Options/SARs
                Options/    Granted to         Exercise
                SARs        Employees in       or Base
  Name          (Number)    Fiscal Year        Price ($/Sh)    Expiration Date
  ----------    --------    ------------       ------------    ---------------

  A.G. Foust     150,000      33-1/3            $0.15          March 1, 2005


     At the present time, the Company has no retirement, pension or profit sharing programs for the benefit of its employees. However, in its discretion, may adopt one or more of such programs in the future.

     Refer to Note 7 to the Consolidated Financial Statements for status of current outstanding stock options.

                                       12

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 15, 2000, the number and percentage of shares of the Company's no par value Common Stock (its only class of voting securities), owned beneficially by each Officer and Director, each person known by the Company to own more than five percent of the Company's common stock, and all Directors and Officers as a group:

Name and Address of             Amount and Nature of                 Percent of
 Beneficial Owner               Beneficial Ownership   Options (2)     Class
-------------------             --------------------   -----------   ----------
A.G. Foust                          900,000 (1)          150,000        21.0%
4810 West Delaware Drive
Larkspur, CO 80118

Stewart A. Jackson                  464,450              100,000        11.0%
6025 S. Eaton Lane
Littleton, CO 80123

Ray K. Davis                           --                 50,000         1.0%
2050 South Oneida Suite 106
Denver, CO 80224

Dru E. Campbell                     182,500                 --           3.7%
4810 West Delaware Drive
Larkspur, CO 80118

John J. Womack                      125,000              100,000         4.5%
208 E. Bannack
Dillon, MT 59725

All Officers and Directors as a   1,671,950                 --          41.2%
Group (4 Persons)


(1) Does not include the 182,500 shares of common stock owned by Mr. Foust's wife, Dru E. Campbell, who is Assistant Secretary of the Company. Mr. Foust disclaims beneficial ownership of his wife's shares.

(2) Represents options to purchase shares of common stock granted under the 2000 Stock Option Plan at an exercise price of $0.15 per share.

To the Company's knowledge, each person listed has sole voting and investment power over the shares stated as beneficially owned.

The Company is unaware of any arrangements, including a pledge of securities, which may cause a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended September 30, 2000, there were no transactions between the Company and any of its officers, directors or principal shareholders.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS. None

     (b) No reports were filed on Form 8-K during the Company's fourth quarter ended September 30, 2000.

                          INDEX TO FINANCIAL STATEMENTS


         TITLE                                                       PAGE

         Independent Auditors' Report                                F-1

         Consolidated Balance Sheets as of
              September 30, 2000 and 1999                            F-2 to F-3

         Consolidated Statements of Operations
              for the Years Ended September 30, 2000 and 1999        F-4

         Consolidated Statements of Stockholders' Equity for the
              Years Ended September 30, 2000 and 1999                F-5

         Consolidated Statements of Cash Flows
              for the Years Ended September 30, 2000 and 1999        F-6

         Notes to Consolidated Financial Statements                  F-7 to F-24

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Monument Resources, Inc. and Subsidiaries
Denver, Colorado

We have audited the consolidated balance sheets of Monument Resources, Inc. and Subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monument Resources, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the consolidated results of their operations and cash flows for the years ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles.


                                              /s/ GORDON, HUGHES & BANKS, LLP
                                              -------------------------------
                                              GORDON, HUGHES & BANKS, LLP
Lakewood, Colorado
November 16, 2000



                        MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2000 AND 1999


                                          ASSETS


                                                                      2000         1999
                                                                   ----------   ----------
Current assets:
      Cash and cash equivalents                                    $   78,831   $   56,373
      Investment in securities (Note 3)                               192,003      224,060
      Accounts receivable                                              56,560       30,477
      Note receivable (Note 12)                                        27,660         --
      Prepaid expense                                                  10,425        8,416
                                                                   ----------   ----------
               Total current assets                                   365,479      319,326

Mineral properties (Note 4)                                            92,718      127,837
Proved oil and gas properties, successful efforts
          method, net of accumulated depletion (Note 12)              659,786      997,364

Property and equipment:
          Gas pipeline, net of accumulated depreciation (Note 5)      183,022      207,555
          Property and equipment, net of accumulated
               depreciation (Note 5)                                   31,072       45,343
                                                                   ----------   ----------
                   Net property and equipment                         214,094      252,898

Investment in securities, at market (Note 3)                           60,991      152,630
                                                                   ----------   ----------

Total assets                                                       $1,393,068   $1,850,055
                                                                   ==========   ==========


        See accountants' report and notes to consolidated financial statements         F-2

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999
                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         2000           1999
                                                     -----------    -----------

Current liabilities:
      Accounts payable and accrued expenses          $     6,948    $    23,906
                                                     -----------    -----------
               Total current liabilities                   6,948         23,906

Stockholders' equity (Notes 3 and 6):
      Preferred stock, no par value, authorized
          1,000,000 shares; none issued                     --             --
      Common stock, no par value, authorized
          10,000,000 shares; issued and outstanding
          4,869,000 in 2000 and 4,919,000 in 1999      3,167,782      3,164,210
      Accumulated (deficit)                           (1,834,595)    (1,488,288)
      Unrealized gain on investment
          in securities (Note 3)                          52,933        150,227
                                                     -----------    -----------
               Total stockholders' equity              1,386,120      1,826,149
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 1,393,068    $ 1,850,055
                                                     ===========    ===========


   See accountants' report and notes to consolidated financial statements    F-3

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                         2000           1999
                                                     -----------    -----------
Revenue:
     Oil and gas sales                               $   178,769    $   152,020
     Gas pipeline                                        170,395         79,556
     Gain on the sale of investments (Note 3)               --           36,931
     Interest                                             17,658         24,432
     Other income                                          2,627          2,328
                                                     -----------    -----------
              Total                                      369,449        295,267

Expenses:
     Oil and gas operating expense                        75,980         79,512
     Pipeline operating expense                           96,168         95,658
     Depreciation, depletion, and amortization            94,244        107,986
     Impairment of oil and gas properties (Note 12)      245,000           --
     Abandonment of mineral properties (Note 4)           35,119           --
     Dry hole expense (Note 12)                           20,987           --
     General and administrative                          148,258        156,852
                                                     -----------    -----------
              Total                                      715,756        440,008
                                                     -----------    -----------

Net (loss)                                           $  (346,307)   $  (144,741)
                                                     ===========    ===========

Basic and diluted (loss) per common share            $     (0.07)   $     (0.03)
                                                     ===========    ===========

Basic and diluted weighted average number
     of shares outstanding                             4,894,068      4,954,780
                                                     ===========    ===========


   See accountants' report and notes to consolidated financial statements    F-4



                                              MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                                     Accumulated
                                                                                        Other
                                        Common      No Par Value      Accumulated   Comprehensive                 Comprehensive
                                        Shares    Stock Accumulated    (Deficit)    Income (Loss)     Total       Income (Loss)
                                       ---------  -----------------    ---------    -------------  -----------    -------------
Balances, September 30, 1998           5,199,000    $ 3,197,210      $ (1,343,547)    $ 219,103    $ 2,072,766            --

Stock repurchase at $0.11
   per share (Note 6)                   (500,000)       (55,000)             --            --          (55,000)           --

Common stock issued for
   mining property at $.10
   per share (Note 6)                    220,000         22,000              --            --           22,000            --

   Net (loss)                               --             --            (144,741)         --         (144,741)     $ (144,741)

Comprehensive income (loss)
   Unrealized (loss) on securities
   held for sale (Note 3)                   --             --                --         (68,876)       (68,876)        (68,876)
                                                                                                                    ----------

Comprehensive income (loss)                 --             --                --            --             --        $ (213,617)
                                                                                                                    ==========
                                       ---------    -----------      ------------     ---------    -----------
Balances, September 30, 1999           4,919,000      3,164,210        (1,488,288)      150,227      1,826,149

Return and cancellation of shares
   issued for mining property (Note 6)   (50,000)          --            --                --             --              --

Equity compensation for services            --            3,572          --                --            3,572            --

   Net (loss)                               --             --            (346,307)         --         (346,307)     $ (346,307)

Comprehensive income (loss)
   Unrealized (loss) on securities
   held for sale (Note 3)                   --             --                --         (97,294)       (97,294)        (97,294)
                                                                                                                    ----------
Comprehensive income (loss)                 --             --                --            --             --        $ (443,601)
                                                                                                                    ==========
                                       ---------    -----------      ------------     ---------    -----------
Balances, September 30, 2000           4,869,000    $ 3,167,782      $ (1,834,595)    $  52,933    $ 1,386,120
                                       =========    ===========      ============     =========    ===========


                             See accountants' report and notes to consolidated financial statements                             F-5


                       MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                  2000        1999
                                                               ---------    ---------
Cash flows from operating activities:
     Net (loss)                                                $(346,307)   $(144,741)
     Items not affecting cash:
         Depreciation, depletion and amortization                 94,244      107,985
         Impairment of oil and gas property                      245,000         --
         Gain of sale of securities                                 --        (36,931)
         Equity compensation for services                          3,572         --
         Abandonment of mineral property                          35,119         --
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable              (26,083)      (9,340)
         (Increase) decrease in prepaid expenses                  (2,010)       2,760
         Increase (decrease) in accounts payable                 (16,958)       5,971
                                                               ---------    ---------

             Net cash flows (used) by operating activities       (13,423)     (74,296)


Cash flows from investing activities:
     Proceeds from the sale of oil and gas properties             12,340       10,000
     Purchase of equipment                                        (2,862)      (1,963)
     Proceeds from sale of securities                               --         24,727
     Proceeds from sale of bond investment                        26,403       84,518
                                                               ---------    ---------

             Net cash flows provided by investing activities      35,881      117,282


Cash flows from financing activities
     Exercise of stock warrants                                     --         22,000
     Purchase of common stock                                       --        (55,000)
                                                               ---------    ---------

             Net cash flows (used) by financing activities          --        (33,000)

Net increase in cash                                              22,458        9,986
                                                               ---------    ---------
Cash and cash equivalents
     Beginning of period                                          56,373       46,387
                                                               ---------    ---------

     End of period                                             $  78,831    $  56,373
                                                               =========    =========

                    SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
                    ------------------------------------------------------

                                                                   2000       1999
                                                               ---------    ---------

(Decrease) in unrealized gain on
     securities available for sale                             $ (97,294)   $ (68,876)
                                                               =========    =========


      See accountants' report and notes to consolidated financial statements       F-6

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Monument Resources, Inc. and Subsidiaries (the "Company") was organized under the laws of the State of Colorado on October 1, 1984. The Company is in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from its oil and gas properties. The Company's mineral properties are in Montana, British Columbia, Canada and Sweden (1999 only). The Company's oil and gas properties are in Webb and Knox counties, Texas, Leavenworth County, Kansas and Kimball County, Nebraska. The Company also operates a gas pipeline in conjunction with its Leavenworth gas wells.

The Company has a substantial investment in mineral and oil and gas properties. The Company may not have sufficient capital to fully explore its mineral holdings or to develop some of its oil and gas properties, which would require significant additional investment. The Company has in the past relied on joint venture partners to supply most of the funds needed to explore or develop its properties, and may also rely on such partners for similar funding in the future. The ability of the Company to obtain outside funding may be critical to the Company's exploration and development of some of its properties. As a result of these factors, recovery by the Company of its investments in these properties cannot be assured.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned Canadian subsidiary, formed for the purpose of owning real property in British Columbia, and its wholly owned Kansas subsidiary, COG Transmission Corporation. All intercompany transactions and balances have been eliminated in consolidation.

STATEMENT OF CASH FLOWS

For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash restricted from use in operations beyond three months is not considered a cash equivalent.

RECLASSIFICATIONS

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

MINERAL PROPERTIES

Costs of acquiring and developing specific mineral properties are capitalized on a property by property basis until the commercial viability of each property is determined. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Proved and unproved mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OIL AND GAS PROPERTIES

The Company follows the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped and unproved properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Developed and proved properties are periodically assessed under the accounting rules of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

PROPERTY, EQUIPMENT AND GAS PIPELINE

Depreciation of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. The gas pipeline is being depreciated on the units-of-gas production method based on the production of the gas wells served by the pipeline. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT IN SECURITIES

The Company follows SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115") in accounting for its security investments. In accordance with SFAS No. 115, the Company's investments in securities have been classified as available-for-sale because they are being held for an indefinite period of time. Under the available-for-sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains and losses recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations as of September 30th of each fiscal year. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

FINANCIAL INSTRUMENTS

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash, trade receivables, note receivable and investments in securities.

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

The Company has recorded a note receivable from the sale of property which has been secured by the property. The Company believes the note receivable to be fully collectible and the credit risk to be minimal.

The Company's investment in U.S. Government securities is subject to moderate price volatility due to interest rate changes; however, realization of these investments has minimal risk. The Company's investment in common stock of two companies is subject to substantial price volatility due to the nature of Canadian stock markets, the nature of the extractive industries business and variations in the Canadian dollar exchange rate.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value
----------

The carrying amount of the Company's financial instruments is equivalent to their fair value as follows:

     Cash and cash equivalents, trade receivables and payables and note receivable - The carrying amount approximates fair value because of the short maturities of these instruments.

     Marketable securities - The carrying amounts approximate the fair value because the securities are valued at the market prices based on published trading price information and are accounted for using the available-for-sale accounting method.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis under the tenets of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective 1995. Under SFAS No. 121, the Company periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and reduces the carrying value of impaired assets to fair value.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

The Company has adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires two presentations of earnings per share - "basic" and "diluted." Basic earnings (loss) per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In the case of an operating net (loss), the diluted calculation is considered equivalent to the basic earnings per share.

CAPITAL STRUCTURE

The Company utilizes SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires companies to disclose all relevant information regarding their capital structure.

COMPREHENSIVE INCOME

The Company has adopted Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, the Company reports unrealized gains and losses on investments in debt and equity securities as changes in equity.

SEGMENT REPORTING

The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which requires a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which delayed the effective date of FASB No. 133. SFAS NO. 137 is effective for fiscal years beginning after June 15, 2000. Additionally, in August 2000, the FASB issued statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addresses a limited number of issues causing implementation difficulties for numerous entities that apply FASB No. 133. The Company adopted SFAS No. 133 and its subsequent amendments in the fiscal year 2000 with no resulting impact on its financial statements.

MORTGAGE BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS BY MORTGAGE BANKING ENTERPRISES

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises" ("SFAS No. 134"). SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprises. The Company believes this statement has no impact on its financial statements.

NOTE 2 - MANAGEMENT'S USE OF ESTIMATES

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

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 - INVESTMENT IN SECURITIES

The Company has recorded its investment in 75,000 shares of Southern Africa Minerals Corporation ("SAMC") (Toronto Exchange), a Canadian company, and 1,900,000 shares of Layfield Resources, Inc. ("Layfield") (Vancouver Exchange), a Canadian company, at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). During fiscal year 2000, no shares were sold; however during fiscal year 1999, the Company sold 50,000 shares of Layfield and 25,000 shares of Southern Africa, recognizing a gain of $23,926. Based on the demonstrated liquidity and marketability of the Layfield and SAMC shares, and in accordance with SFAS 115, the Company has recorded its investments in the stocks based on published market listings and on the closing bid price on the stocks' respective exchanges. These shares are classified by the Company as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

The Company's investment in debt securities consists of various U.S. government financial instruments. The Company considers these bonds to be currently available for sale and has no timetable for sale or redemption. Nevertheless, the Company does not expect to hold the bonds to maturity. During fiscal 2000 and 1999, the Company sold bonds for a net gain on sale of $-0- and $13,005, respectively.

Investments in securities are summarized as follows at September 30, 2000:

                                                 Unrealized    Fair Market
                                                 Gain (Loss)      Value
                                                  ---------     ---------
   Available-for-sale securities
     Common Stock                                 $  58,588     $  60,991
     Debt Securities (maturing 1 to 18 years)        (5,655)      192,003
                                                  ---------     ---------

                                                  $  52,933     $ 252,994
                                                  =========     =========


Investments in securities are summarized as follows at September 30, 1999:

                                                  Unrealized   Fair Market
                                                     Gain         Value
                                                  ---------     ---------
   Available-for-sale securities
     Common Stock                                 $ 149,845     $ 152,630
     Debt Securities (maturing 1 to 19 years)           382       224,060
                                                  ---------     ---------

                                                  $ 150,227    $  376,690
                                                  =========    ==========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $59,520 at September 30, 2000 and 1999, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

The Company is continually trying to locate joint venture opportunities to further explore the property and has considered selling the property. An alternative use is to sell the property as ranch land. The property's value as ranch land or as a homesite approximates the Company's capitalized costs in the prospect.

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

The Company's Wisconsin Mine Property consists of two patented gold mining claims covering approximately 64 acres. An alternative use for the property is the harvesting of timber or sale as real estate. The fair value of the property approximates, at minimum, the capitalized cost of $33,198 at September 30, 2000 and 1999.

SKANE ZINC PROSPECT, SWEDEN

The Skane Zinc Prospect, with 1999 capitalized costs of $35,119, consisted of approximately 19,700 acres of exploration licenses in southern Sweden. The Company abandoned the project in fiscal year 2000.

ALL MINERAL PROPERTIES

Total mineral costs for all properties capitalized were $92,718 and $127,837 as of September 30, 2000 and 1999.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5-PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                         2000           1999
                                                      ----------     ----------
Land                                                  $   12,500     $   12,500
Machinery                                                 77,885         77,885
                                                      ----------     ----------
    Total                                                 90,385         90,385

Less: accumulated depreciation                           (59,313)       (45,042)
                                                      ----------     ----------
    Net property, plant and equipment                     31,072         45,343

Pipeline                                                 300,000        300,000

Less: accumulated depreciation                          (116,978)       (92,445)
                                                      ----------     ----------
    Net pipeline                                         183,022        207,555
                                                      ----------     ----------
    Net property, plant, equipment and pipeline       $  214,094     $  252,898
                                                      ==========     ==========

Depreciation expense charged to operations was $38,804 and $43,395 in fiscal 2000 and 1999, respectively.

The useful lives of property and equipment for purposes of computing depreciation are as follows:


          Machinery and equipment         3 - 8 years

          Pipeline Useful life of related gas production, approximately 5 to 7 years


NOTE 6 - STOCKHOLDERS' EQUITY

The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 2000, no shares of preferred stock have been issued.

On December 10, 1999, the Company repurchased 500,000 shares of its restricted common stock held by Powerhouse Resources, Inc. for cash of $55,000 ($.11 per share).

On January 11, 1999, the Company's president and assistant secretary exercised options to acquire 160,000 and 60,000 common shares, respectively, for cash of $22,000 ($.10 per share).

During fiscal year 2000, the Company abandoned the Skane zinc prospect (Note 4). Concurrently, the joint venture partner returned 50,000 shares of the Company's common stock that had been issued in October 1997 for no consideration. The Company cancelled the shares.

During fiscal year 2000, the Company granted stock options to a consultant at a value of $3,572. (Note 7)

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 - STOCK OPTION PLANS

During 1986, the Company adopted an Employees' Incentive Stock Option Plan (the "Employees' Plan"). The exercise price of the shares covered by stock options granted pursuant to the Employees' Plan must be, at a minimum, 100% of the quoted market value of the stock at the time the option is granted. No options were outstanding under this Plan. The Company cancelled the Employees' Plan during fiscal year 2000.

During 1986, the Company adopted a Directors' Stock Option Plan (the "Directors' Plan") for the benefit of the non-employee directors of the Company. The exercise price of the shares covered by options granted pursuant to the Directors' Plan must be $.80 per share. With respect to each individual option granted under the Directors' Plan, the Board of Directors will determine separately the number of shares, the option period, and the limitations which will apply to the exercise of options. No options were outstanding under the Directors' Plan. The Company cancelled the Directors' Plan during the fiscal year 2000.

In January 1993, the Company granted stock options (exclusive of the above plans) to the officers in lieu of compensation. The options were for 540,000 shares and were exercisable for the five years beginning January 14, 1993 at a price of $.10 per share, which price was in excess of market value of the Company's shares at the date of grant. In May 1995, the Company's former President, Stewart Jackson, exercised all of his options for 320,000 shares of the Company's common stock at $.10 per share. On December 8, 1997, the board of directors extended the options granted on 220,000 shares to January 13, 2000, exercisable at $.10 per share. Options for 220,000 shares were exercised January 11, 1999. Of these exercised options, options for 160,000 shares were exercised by the Company's president, A.G. Foust, and options for 60,000 shares were exercised by Dru E. Campbell, assistant secretary of the Company. No options were outstanding under this plan. The Company cancelled the plan in fiscal year 2000.

During 2000, the Company adopted a new Stock Option Plan (the " 2000 Plan"). The exercise price of the shares covered by options granted pursuant to the 2000 Plan may not be less than the fair market value of the common stock on the grant date. Further, the exercise price shall not be less than 110% of the fair market value of the common stock on the day of grant if the optionee owns 10% or more of the Company's common stock. With respect to each individual option granted under the 2000 Plan, the Board of Directors will determine separately the number of shares, the option period, and the limitations which will apply to the exercise of options. As of September 30, 2000, the Company had an aggregate of 750,000 common shares reserved for issuance under the 2000 Plan. Additionally, as of September 30, 2000, options to purchase 450,000 common shares had been granted to three board members, an employee and a consultant.

The Company applies SFAS No. 123 in accounting for options granted to consultants. Accordingly, the fair value of each option granted to the consultant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 100%, risk free interest rates of 8.5% and expected lives of 5 years. Based on the model, $3,572 of compensation expense was recorded for the grant of options to the consultant in conformity with SFAS No. 123 requirements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 - STOCK OPTION PLANS (CONTINUED)

The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                         Number              Weighted Average
                                           of               Exercise Price of
                                         Shares             Shares Under Plans
                                        --------            ------------------
   Outstanding September 30, 1998        220,000                 $    .10
   Granted                                  --                     --
   Exercised                            (220,000)                     .10
   Forfeited or expensed                    --                     --
                                        --------                 --------
   Outstanding September 30, 1999           --                     --
   Granted                               450,000                      .15
   Exercised                                --                     --
   Forfeited or expensed                    --                     --
                                        --------                 --------
   Outstanding September 30, 2000        450,000                 $    .15
                                        --------                 ========


The Company applies APB 25 in accounting for options granted to employees and directors. The exercise price of the employees and directors options equaled or exceeded the fair market value of the common shares on the date of grant and, accordingly, no compensation cost has been recognized for options granted to employees and directors under the provisions of APB 25 for stock options. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the options granted to employees and directors been determined under SFAS 123, based on the fair market value at the grant date, the Company's pro forma net loss and net loss per share would have been reflected as follows:

                                         2000               1999
                                       ---------          ---------
   Net earnings
     As reported                       $(346,307)         $(144,741)
     Pro forma                         $(374,882)         $(144,741)
   Net earnings per share
     As reported                       $    (.07)         $    (.03)
     Pro forma                         $    (.08)         $    (.03)


NOTE 8 - INCOME TAXES

There is no current or deferred tax expense for the years ended September 30, 2000 and 1999 because the Company had net losses for income tax purposes in both years.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

 NOTE 8 - INCOME TAXES (CONTINUED)

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet at September 30, 2000 and 1999 is the result of the following:

                                                2000             1999
                                             ----------       ----------
   Deferred tax liabilities                  $     --         $     --
   Deferred tax assets:
      Net operating loss                        436,542          277,881
      Securities valuation                      105,224          124,629
      Oil and gas properties                    209,392          160,766
      Pipeline depreciation                     (39,447)         (44,390)
                                             ----------       ----------
             Total                              711,711          518,886
   Less:  valuation allowance                  (711,711)        (518,886)
                                             ----------       ----------
   Net deferred tax assets                   $     --         $     --
                                             ==========       ==========


A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the two years ended September 30 is as follows:

                                                    2000          1999
                                                  --------      --------
   Statutory federal income tax rate                (34%)         (34%)

   State tax net of federal benefit                  --            --

   Increase in net operating loss carryforwards      34%           34%
                                                  --------      --------
   Effective rate                                    --%           --%
                                                  ========      ========


The temporary differences causing the deferred tax asset are expected to reverse over the next ten years. At September 30, 2000 and 1999, the Company has operating loss carryforwards of $1,283,947 and $712,516, respectively. The operating loss carryforwards expire beginning in 2011($105,585 in 2011 and $1,178,362 thereafter).

NOTE 9 - RELATED PARTY TRANSACTIONS

At September 30, 2000 and 1999, the Company's current president owned 18.48% and 18.30% of the outstanding shares of common stock, respectively, the Company's assistant secretary owned 3.75% and 3.71%, respectively, and one of the Company's current directors (formerly president) owned 9.54% and 9.4%, respectively.

During the year ended September 30, 2000, the Company granted stock options to three board members, an employee and a consultant. (Note 8)

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 10 - MAJOR CUSTOMERS

The Company derived in excess of 10% of its revenue from various sources (oil and gas sales and sale of securities) as follows:

                                         Company                 Company
                                            A                       B
                                         -------                 -------
          Year ended:
               September 30, 2000          79%                     12%

               September 30, 1999          66%                      *

     * Less than 10%


NOTE 11 - SEGMENT INFORMATION

The Company operates in three industry segments: (1) oil and gas exploration and development, (2) gas transmission pipeline and (3) mineral exploration and development.

Identified assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, investment in stocks and bonds, and furniture and fixtures.

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The adoption of SFAS No. 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

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

During the years ended September 30, 2000 and 1999, there were no inter-segment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

Net sales to one customer of the oil and gas segment totaled approximately $287,753 and $195,129 of revenues or 79% and 66% for the years ended September 30, 2000 and 1999, respectively.



                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11 - SEGMENT INFORMATION (CONTINUED)

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report. Segment information consists of the following:

                                Oil and Gas    Pipeline     Mining     Corporate    Consolidated
                                -----------    --------     ------     ---------    ------------
Revenues:
2000                            $  178,769    $ 170,395    $  -0-      $  20,285      $  369,449
1999                               152,020       79,556       -0-         63,691         295,267

Income (Loss) From Operations
2000                            $ (264,288)   $  46,433    $  -0-      $(128,452)     $ (346,307)
1999                                (2,512)     (48,973)      -0-        (93,256)       (144,741)

Identifiable Assets (net)
2000                            $  721,418    $ 235,544    $ 92,718    $ 343,388      $1,393,068
1999                             1,035,998      243,123     127,837      443,097       1,850,055

Depreciation, Depletion and Valuation
Charged to Identifiable Assets
2000                            $  310,970    $  27,794    $  -0-      $     480      $  339,244
1999                                75,022       32,869       -0-             95         107,986

Capital Expenditures
2000                            $    2,862    $   -0-      $  -0-      $    -0-       $    2,862
1999                                 1,963        -0-         -0-           -0-            1,963



NOTE 12 - OIL AND GAS ACTIVITIES

During the year ended September 1999, the Company entered into an agreement to transfer operations of its East Voss property in Knox County, Texas to an unrelated party. The agreement provides that the new operator will assume all the rights and obligations associated with the project in exchange for a cash payment of $10,000, note payable to the Company of $40,000 plus interest at 10% per annum and a perpetual overriding royalty (ORR) interest of 7.5%. During the year ended September 30, 2000, the parties agreed to the terms of the contract and the transfer was recorded. As of September 30, 2000, the outstanding balance of the note payable to the Company is $27,660.

CAPITALIZED COSTS

Capitalized costs associated with oil and gas producing activities, excluding the Kansas pipeline, are as follows:

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

CAPITALIZED COSTS (CONTINUED)

                                                       September 30,
                                            ---------------------------------
                                                2000                  1999
                                            -----------           -----------
     Proved properties                      $ 1,638,997           $ 1,726,135
     Impairment Allowance                      (806,448)             (561,448)
     Accumulated depreciation, depletion,
     and amortization                          (222,764)             (167,323)
                                            -----------           -----------

               Net capitalized costs        $   659,786           $   997,364
                                            ===========           ===========


In 2000, the Company recorded an impairment of $245,000 to its Galvin Ranch proved undeveloped oil field. The impairment valuation was based on a determination of the fair market value of the property.

COSTS INCURRED

Information relating to the Company's costs incurred in its oil and gas property acquisition, exploration, and development activities is summarized as follows:

                                                       September 30,
                                            ---------------------------------
                                                2000                  1999
                                            -----------           -----------
     Acquisition of properties              $      --             $      --
     Development costs                            2,862                 1,963
     Exploration costs                           20,987                  --
                                            -----------           -----------

         Total costs incurred               $    22,756           $     1,963
                                            ===========           ===========


For the year ended September 30, 2000, the Company participated in the drilling of one dry well at a cost of $20,987. There were no exploration costs incurred for the year ended September 30, 1999.

RESULTS OF OPERATIONS

Results of operations for oil and gas producing and pipeline activities are as follows:

                                                        September 30,
                                            ---------------------------------
                                                2000                  1999
                                            -----------           -----------
     Revenues                               $   349,164           $   231,576
     Production costs                          (228,255)             (175,170)

     Impairment of oil and gas properties      (245,000)                 --
     Depreciation and depletion                 (93,764)             (107,891)
                                            -----------           -----------
     Results of operations (excluding
     corporate overlap)                     $  (217,855)          $   (51,485)
                                            ===========           ===========

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of September 30, 2000 and 1999 were prepared by Sure Engineering. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

UNAUDITED OIL AND GAS RESERVE QUANTITIES (CONTINUED)

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

Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:


     Changes in proved reserves               (M BBLS)       (MMCF)
                                              --------       ------

     Estimated quantity, September 30, 1998       149         1,800
     Revisions of previous estimate              (133)         (231)
     Production                                  --             (99)
                                               ------        ------

     Estimated quantity, September 30, 1999        16         1,470
     Revisions of previous estimate              --            (528)
     Production                                  --            (104)
                                               ------        ------

     Estimated quantity, September 30, 2000        16           838
                                               ======        ======


     Proved reserves at year end         Developed      Undeveloped     Total
     ---------------------------         ---------      -----------     -----

     Oil (M BBLS):
        September 30, 2000                    --            16            16
        September 30, 1999                    --            16            16

      Gas (MMCF):
        September 30, 2000                   838            --           838
        September 30, 1999                   858           612          1470

                   MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

The following presents the unaudited principal sources of the changes in the standardized measure of the discounted future net cash flows:

                                                      September 30,
                                                ---------------------------
                                                 2000                1999
                                                ---------------------------
                                                       (in thousands)

     Future cash inflows                        $ 2,186             $ 3,314
     Future production and development costs       (794)             (1,592)
     Future income tax expense                     --                  --
                                                -------             -------
     Future net cash flows                        1,392               1,722
     10% annual discount for estimated timing
     of cash flows                                 (584)               (830)
                                                -------             -------
     Standardized measure of discounted cash
     flows                                      $   808             $   892
                                                =======             =======


The following presents the unaudited principal source of the changes in the standardized measure of discounted future net cash flows:

                                                 Years ended September 30,
                                                ---------------------------
                                                 2000                1999
                                                ---------------------------
                                                       (in thousands)
     Standard measure of discounted future net
     cash flows:
         Beginning of year                      $   892             $ 1,085
                                                -------             -------
     Sales and transfers of oil and gas
             produced, net of production costs     (103)                (88)
     Net changes in prices and production costs
             and other                              211                 209
     Changes in future development costs            231                 168
     Revisions of previous quantity estimates      (295)               (585)
     Other                                         (217)                (45)
     Net change in income taxes                    --                    39
     Accretion of discount                           89                 109
                                                -------             -------
                                                    (84)               (193)
                                                -------             -------
         End of year                            $   808             $   892
                                                =======             =======

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 13 - LEASES

The Company has an operating lease for a gas compressor that it uses in its pipeline operation. Lease costs for the equipment amounted to $18,042 and $18,882 in fiscal 2000 and 1999, respectively. The lease was renewed in October 1, 1996 for six months at $1,573 per month. Thereafter, the lease is renewable on a month-to-month basis.

The Company's Castle Rock, Colorado, office consisted of approximately 100 square feet and has been leased from an unaffiliated third party for $100 per month on a month-to-month basis since September 1, 1997. The lease was terminated during fiscal year 2000. In addition, the Company maintains offices on a month-to-month basis in Denver, Colorado, at a cost of $930 per month. Lease costs for the office space totaled $10,158 and $10,680, respectively, for the years ended September 30, 2000 and 1999.

NOTE 14 - SUBSEQUENT EVENT

Subsequent to year end, the common stock of Layfield (Note 3) commenced a five for one reverse stock split, reducing the Company's number of shares held. In addition, Layfield changed its name to Playfair Mining LTD.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONUMENT RESOURCES, INC.



December 21, 2000                         By  /s/  A.G. Foust
-----------------                         -------------------
Date                                      A.G. Foust, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



 Signature                     Title                          Date

By:  /s/  A.G. Foust           President (Chief Executive     December 21, 2000
--------------------           Officer, Principal Financial
A.G. Foust                     and Accounting Officer)
                               and Director


By:  /s/  Stewart A. Jackson   Director                       December 21, 2000
----------------------------
Stewart A. Jackson


By:  /s/  John J. Womack       Director                       December 21, 2000
------------------------
John J. Womack