Form 10QSB
period 2000-12-31
MONUMENT RESOURCES INC
filed 2001-02-14
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2000

[ ]  Transition  report under Section 13 or 15(d) of the  Securities  Exchange
     Act

        For the transition period from ______________ to _______________

Commission file number    33-15528-D
                      --------------

                            MONUMENT RESOURCES, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

           Colorado                                              84-1028449
 ------------------------------                              -----------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


           2050 South Oneida Street, Suite 106, Denver, Colorado 80224
           ----------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (303) 692-9468
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X   No
                                     -------  -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,869,000 shares of common stock were outstanding at February 9, 2001.

Transitional Small Business Disclosure Format (Check One):

                                  Yes       No   X
                                     -------  -------

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.       FINANCIAL INFORMATION

     Item 1.  Consolidated Balance sheets as of                            2
              December 31, 2000 and September 30, 2000

              Consolidated Statements of Operations                        4
              for the Three Months ended
              December 31, 2000 and 1999

              Consolidated Statements of Cash Flows                        5
              for the Three Months ended
              December 31, 2000 and 1999

              Notes to Consolidated Financial Statements                   6

     Item 2.  Management's Discussion and Analysis of                      21
              Financial Condition and Results of Operations

PART II.      OTHER INFORMATION                                            23

Item 1.  Financial Statements.


                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      December 31, September 30,
                                                         2000         2000
                                                      (Unaudited)
                                                      ----------   ----------
Current assets
         Cash                                         $  102,298   $   78,831
         Investment in securities                        242,488      192,003
         Accounts receivable                              87,561       56,560
         Note receivable (see Note 4)                     14,000       27,660
         Prepaid expense                                   5,708       10,425
                                                      ----------   ----------

Total current assets                                     452,055      365,479
                                                      ----------   ----------

Mineral properties                                        92,718       92,718
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depreciation                 655,295      659,786

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                      176,889      183,022
         Property and equipment, net of
           accumulated depreciation                       27,472       31,072
                                                      ----------   ----------

Net property and equipment                               204,361      214,094

Investments in securities, at market                      57,514       60,991
                                                      ----------   ----------

Total assets                                          $1,461,943   $1,393,068
                                                      ==========   ==========


See Notes to Consolidated Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31,  September 30,
                                                        2000           2000
                                                     (Unaudited)
                                                     -----------    -----------
Current liabilities
         Accounts payable and accrued expenses       $    39,957    $     6,948
                                                     -----------    -----------

Total current liabilities                                 39,957          6,948
                                                     -----------    -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued
Common Stock, no par value, authorized
         10,000,000 shares; 4,869,000 issued
         and outstanding on September 30, 2000
         and December 31, 2000                         3,167,782      3,167,782
Accumulated deficit                                   (1,785,589)    (1,834,595)
Unrealized gain on investment in securities               39,793         52,933
                                                     -----------    -----------

Total stockholders' equity                             1,421,986      1,386,120
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 1,461,943    $ 1,393,068
                                                     ===========    ===========


See Notes to Consolidated Financial Statements.



Item 1.  Financial Statements. (Continued)


                        MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                  Three Months         Three Months
                                               Ended December 31,    Ended December 31,
                                                     2000                   1999
                                                 -----------            -----------
Revenue
      Oil and gas sales                          $    56,971            $    47,588
      Pipeline income                                124,127                 35,339
      Interest and other                               2,956                  3,760
      Gain on sale of investment stock                 6,623                   --
                                                 -----------            -----------

               Total                                 190,677                 86,687
                                                 -----------            -----------

Expenses
      Oil and gas operating expense                   40,807                 40,370
      Pipeline operating expense                      26,650                 22,063
      General and administrative                      50,621                 48,786
      Dryhole cost                                      --                   20,968
      Depletion, depreciation and amortization        23,593                 27,812
                                                 -----------            -----------

               Total                                 141,671                159,999
                                                 -----------            -----------

Net income (loss)                                $    49,006            $   (73,312)
                                                 ===========            ===========
Basic income (loss) per common share                     .01                   (.01)
                                                 ===========            ===========
Diluted income (loss) per common share                   .01                   (.01)
                                                 ===========            ===========
Weighted average number of shares outstanding      4,869,000              4,919,000
                                                 ===========            ===========


See Notes to Consolidated Financial Statements.

                                           4


Item 1.  Financial Statements. (Continued)

                          MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                             Three Months Ended December 31,
                                                                     2000       1999
                                                                ----------------------
Cash flows from operating activities:
Net income (loss)                                               $  49,006    $ (73,312)
Items not affecting cash:
         Depreciation, Depletion and Amortization                  23,593       27,812
         Gain on sale of securities                                (6,623)        --
Changes in operating assets and liabilities:
         Decrease in prepaid expense                                4,717        3,833
         Increase in accounts receivable                          (17,341)      (8,248)
         Increase in accounts payable and
           accrued expenses                                        33,009        8,046
                                                                ---------    ---------

Net cash flow from operations                                      86,361      (41,869)
                                                                ---------    ---------
Cash flows from investing activities:

Proceeds from sale of investment securities                         6,623         --

Proceeds from bond investment                                       6,170       38,987

Additions to oil and gas properties                                (9,369)      (1,769)

Investment in bond fund                                           (66,318)        --
                                                                ---------    ---------
Net cash flows from investing activities:                         (62,894)      37,218
                                                                ---------    ---------
Cash flows from financing activities:

Repurchase of common stock                                           --           --
                                                                ---------    ---------
Net cash flows from financing activities                             --           --
                                                                ---------    ---------
Net increase (decrease) in cash                                    23,467       (4,651)

Cash at beginning of period                                        78,831       20,029
                                                                ---------    ---------
Cash at end of period                                           $ 102,298    $  15,378
                                                                =========    =========


                    Schedule of Non-cash Investing Activities
                    -----------------------------------------

Increase (Decrease) in unrealized gain
         on securities available for sale                       $ (13,140)   $  74,837
                                                                =========    =========


See Notes to Consolidated Financial Statements

                                              5

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Monument Resources, Inc, (the "Company") was organized under the laws of the State of Colorado on October 1, 1984. The Company is in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from its oil and gas properties. The Company's oil and gas properties are in Webb and Knox counties, Texas, Leavenworth County, Kansas and Kimball County, Nebraska. The Company also operates a gas pipeline in conjunction with its Leavenworth gas wells. The Company's mineral properties are in Montana and British Columbia, Canada.

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

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share. The Company adopted SFAS No. 128 in fiscal year 1998.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the quarters ended December 31, 2000, and 1999:


                                                   2000                                     1999
                                   ------------------------------------     --------------------------------------
                                                                Per                                       Per
                                      Net                      Share             Net                     Share
                                    Income        Shares       Amount          (Loss)        Shares      Amount
                                    ------        ------       ------          ------        ------      ------
Basic earnings per share:
     Net income (loss)
     and share amounts             $  49,006     4,869,000   $      .01      $  (73,312)    4,919,000   $     (.01)

     Dilutive securities:
       stock warrants                  --             --         --               --             --       --
     Repurchased shares                --             --         --               --             --       --
                                   ----------   ----------   ----------      ----------     ----------  ----------

Diluted earnings per share:
     Net income (loss) and
      assumed share conversion     $   49,006   4,869,000    $      .01      $  (73,312)    4,919,000   $     (.01)
                                   ==========   =========    ==========      ==========     =========   ==========


COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, the Company reports unrealized gains and losses on investments in debt and equity securities. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in fiscal year 1999.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise Related Information," which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 in fiscal year 1999.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

PROPERTY, EQUIPMENT, AND GAS PIPELINE

     Depreciation of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. The Company's gas pipeline is being depreciated on units-of-gas production method based on the production of the gas wells served by the pipeline. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

INCOME TAXES

     The Company has made no provision for income taxes for the three month period ended December 31, 2000 since it utilizes net operating loss carryforwards. The Company had $1,283,947 of such carryforwards at September 30, 2000.

INVESTMENTS IN SECURITIES

     The Company follows SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, the Company's investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value in the balance sheet with an equal amount representing unrealized gains recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations as of December 31, 2000, and September 30, 2000. At the time if sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification,

FINANCIAL INSTRUMENTS

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

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

     The Company's investment in U.S. Government securities and other corporate bonds is subject to moderate price volatility due to interest rate changes; however, realization of these investments has minimal risk. The Company's investment in common stock of two companies is subject to substantial price volatility due to the nature of Canadian stock markets, the nature of the extractive industries business and variations in the Canadian dollar exchange rate.

Fair Value
----------

     The carrying amount of the Company's financial instruments is equivalent to their fair value as follows:

     Cash and cash equivalents -- The carrying amount approximates fair value because of the short maturities of these instruments.

     Marketable securities -- The carrying amounts approximate the fair value because the securities are valued at the market prices based on published trading price information and was accounted for using the available for sale accounting method.

NOTE 2 -- ESTIMATES AND RISKS

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

NOTE 2 -- ESTIMATES AND RISKS (CONTINUED)

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

     The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which the Company carries catastrophe insurance. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas, Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

NOTE 3 -- INVESTMENTS IN SECURITIES

     The Company has recorded its investment in 75,000 shares of Southern Africa Minerals Corporation ("SAMC") (Toronto Exchange), a Canadian company, and 380,000 shares of PlayFair Mining, Ltd. ("PlayFair") (formerly LayField Resources, Inc.) (Vancouver Exchange), a Canadian company, at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During the quarters ended December 31, 2000 and 1999, the Company sold no shares of stock. Based on the demonstrated liquidity and marketability if the PlayFair and SAMC shares, and in accordance with SFAS No. 115, the Company has recorded its investments in the stocks based on published market listings and on the closing bid price in the stocks' respective exchanges. These shares are classified by the Company as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

     The Company's investment in debt securities consists of various U.S. government financial instruments and other corporate bonds. The Company considers these bonds to be currently available for sale and has no timetable for sale or redemption. Nevertheless, the Company does not expect to hold the bonds to maturity,

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 -- INVESTMENTS IN SECURITIES (CONTINUED)

Investments in securities are summarized as follows at December 31, 2000:

                                                  Unrealized           Fair
                                                  Gain (Loss)          Value
                                                   --------           --------
Available-for-sale securities:
     Common stock                                  $ 48,925           $ 57,514
     Debt securities (maturing in 1 to 21 years)     (9,132)           242,488
                                                   --------           --------

                                                   $ 39,793           $300,002
                                                   ========           ========

Investments in securities are summarized as follows at September 30, 2000:

                                                  Unrealized           Fair
                                                  Gain (Loss)          Value
                                                   --------           --------
Available-for-sale securities:
     Common stock                                  $ 58,588           $ 60,991
     Debt securities (maturing in 1 to 18 years)     (5,655)           192,003
                                                   --------           --------

                                                   $ 52,933           $252,994
                                                   ========           ========

NOTE 4 -- NOTE RECEIVABLE

     Pursuant to a Note and Deed of Trust effective July 1, 1999, the Company sold its interest in the East Voss property in Knox County, Texas. The purchaser was required to pay us the sum of $40,000 plus interest in three installments of $14,350 on June 27, 2000, September 30, 2000 and December 30, 2000. The first two payments were made, however the final payment due December 30, 2000 is owing and delinquent. Legal counsel for the Company is confident that the payment will be made upon the clearing of a minor title defect which is being rectified. Management anticipates that the payment will be received during the second quarter ending March 31, 2001.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5 -- MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

     The Dobler prospect, with capitalized costs of $59,520 at December 31, 2000, and September 30, 2000, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

     The Company is trying to locate joint venture opportunities to further explore the property and has considered selling the property. Alternative uses of the mineral property are supplying flux to a nearby smelter or selling the property as ranch land. The property's value as ranch land or as a homesite approximates the Company's capitalized costs in the prospect.

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

     The Company's Wisconsin Mine Property consists of two patented gold mining claims covering approximately 64 acres. An alternative use for the property is the sale for its real estate value. The fair value of the property approximates, at minimum, the capitalized cost of $33,198 at December 31, 2000, and September 30, 2000.

ALL MINERAL PROPERTIES

     Total mineral costs for all properties capitalized were $92,718 as of December 31, 2000, and September 30, 2000.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 -- PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at cost, less accumulated depreciation:

                                             December 31,         September 30,
                                                 000                  2000
                                             (Unaudited)
                                              ----------           ----------

Land                                          $   12,500           $   12,500
Machinery and equipment                           77,885               77,885
                                              ----------           ----------
     Total                                        90,385               90,385

Less:  Accumulated depreciation                  (62,913)             (59,313)
                                              ----------           ----------
     Net property and equipment                   27,472               31,072
                                              ----------           ----------
Pipeline                                         300,000              300,000

Less:  Accumulated depreciation                 (123,111)            (116,978)
                                              ----------           ----------
     Net pipeline                                176,889              183,022
                                              ----------           ----------
     Net property and equipment               $  204,361           $  214,094
                                              ==========           ==========


     Depreciation expense charged to operations was $9,733 for the first quarter ended December 31, 2000 and $38,804 for the fiscal year ended September 30, 2000.

     The useful lives of property and equipment for purposes of computing depreciation are:

         Machinery and equipment         5 years
         Pipeline                        Useful life of related gas production,
                                         approximately 5 to 7 years

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 -- STOCKHOLDERS' EQUITY

     The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of December 31, 2000, no shares of preferred stock had been issued.

NOTE 8 -- STOCK OPTION PLANS

     During 2000, the Company adopted a new Stock Option Plan (the "2000 Plan"). The exercise price of the shares covered by options granted pursuant to the 2000 Plan may not be less than the fair market value of the common stock on the grant date. Further, the exercise price shall not be less than 110% of the fair market value of the common stock on the day of grant if the optionee owns 10% or more of the Company's common stock. With respect to each individual option granted under the 2000 Plan, the Board of Directors will determine separately the number of shares, the option period, and the limitations which will apply to the exercise of options. As of December 31, 2000, the Company had an aggregate of 750,000 common shares reserved for issuance under the 2000 Plan. Additionally, as of December 31, 2000, options to purchase 450,000 common shares had been granted to three board members, an employee and a consultant.

     The Company applies SFAS No. 123 in accounting for options granted to consultants. Accordingly, the fair value of each option granted to the consultant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 100%, risk free interest rates of 8.5% and expected lives of 5 years. Based on the model, $3,572 of compensation expense was recorded at September 30, 2000 for the grant of options to the consultant in conformity with SFAS No. 123 requirements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8 -- STOCK OPTION PLANS (CONTINUED)

     The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                         Number             Weighted Average
                                           of               Exercise Price of
                                         Shares             Shares Under Plans
                                        -------             ------------------
Outstanding December 31, 1999              --                      --
Granted                                 450,000                $   .15
Exercised                               450,000                    --
Forfeited or expensed                      --                      --
                                        -------                -------
Outstanding September 30, 2000          450,000                    .15
Granted                                    --                      --
Exercised                                  --                      --
Forfeited or expensed                      --                      --
                                        -------                -------
Outstanding December 31, 2000           450,000                $   .15
                                        =======                =======

     The Company applies APB 25 in accounting for options granted to employees and directors.

NOTE 9 -- SEGMENT INFORMATION

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

     During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

     During the three months ended December 31, 2000, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

     Net sales to one customer of the gas transmission pipeline segment totaled $181,098 or approximately 95% of revenues for the three months ended December 31, 2000.

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



Item 1.  Financial Statements. (Continued)

                                MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (CONTINUED)

NOTE 9 -- SEGMENT INFORMATION (CONTINUED)

For the Quarters Ending December 31, 2000 and 1999 Segment information consists of the following:

                           Oil and Gas         Pipeline       Mining       Corporate        Consolidated
                           -----------         --------       ------       ---------        ------------
Revenues
     2000                 $     56,971        $ 124,127           --       $    9,579        $  190,677
     1999                       47,588           35,339           --            3,760            86,687

Income (Loss)
From Operations
     2000                 $      2,304        $  88,559           --       $  (41,857)       $   49,006
     1999                      (33,323)           5,061           --          (45,050)          (73,312)

Identifiable Assets
     2000                 $    685,583        $ 258,203      $  92,718     $  425,439        $1,461,943
     1999                    1,018,242          237,382        127,838        326,490         1,709,952

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2000                 $     14,675        $   8,798           --       $      120        $    23,593
     1999                       27,788             --             --               24             27,812

Capital Expenditures
     2000                 $      9,369             --             --             --          $     9,369
     1999                        1,769             --             --             --                1,769



NOTE 10 -- OIL AND GAS ACTIVITIES

GALVAN RANCH PROPERTY, WEBB COUNTY, TEXAS

     The Company recorded a $245,000 write down of the undeveloped portion of the property for the year ended September 30, 2000. This write down was due to the failure of the property's operator to continue the leases on nearly 68,000 acres and thus the Company was deprived of the potential development of these leases. We are currently reviewing with counsel the legal options the Company may have.

                                                   19

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 10 -- OIL AND GAS ACTIVITIES (CONTINUED)

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the quarter ended December 31, 2000, the Company recompleted three wells in the Leavenworth gas project. Additional zones were perforated and stimulated in the upper and lower McLouth formation. Overall results have been positive and should result in a modest increase in gas volumes and reserves. Based on these results, the Company plans to work over and recomplete additional wells as the weather permits.

EAST VOSS OIL PROPERTY -- KNOX COUNTY, TEXAS

     The Company sold its interest in the East Voss property as of July 1, 1999. The purchasers of the property have failed to make the final cash payment of approximately $14,000 due on December 31, 2000, but are expected to make the payment during the second fiscal quarter ending March 31, 2001. A minor title defect has caused the payment delay. The Company's legal counsel is confident that the title defect will be cleared and the payment received. Upon the completion of the title work, the Company should receive the back royalties it is due for the East Voss property, expected to be in excess of $5,000.

 Item 2. Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, the Company had a total of $102,298 in cash and $412,098 in working capital compared to $78,831 in cash and working capital of $358,531 at September 30, 2000. This represents an increase of $23,467 in cash primarily because of a $12,793 gain on investment in securities and an increase in the price received for natural gas. The working capital increase was the result of greatly improved prices received from the sale of oil and gas while operating costs remained constant.

     At the present time, the Company's primary source of cash for operations and exploration is its current working capital, cash which can be raised by selling shares held for investment or its investment in U.S. government treasury securities and other corporate bonds and funds derived from its oil and gas operations. The Company has, in the past, and plans in the future, to rely on joint venture partners or equity funding to supply most of the funds needed to evaluate and develop its properties. Any inability of the Company to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third-party funding may limit development of most of its properties.

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

RESULTS OF OPERATIONS

     Revenue from oil, gas and pipeline sales increased significantly for the quarter ended December 31, 2000. Oil and gas sales increased 20% or $9,383, from $47,588 to $56,971. Pipeline sales were $35,339 during the quarter ended December 31, 1999 and $124,127 for the quarter ended December 31, 2000, an $88,788 or 250% increase. Interest of $6,170 and other remained constant while the Company realized a $6,623 gain on maturing bonds, oil and gas and pipeline operating costs increased approximately $5,000 or 8% from December 31, 1999 to December 31, 2000. This small increase was the result of an ongoing workover program being conducted on our Kansas properties.

Item 2.  Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     General and administrative expenses totaled $50,621 for the quarter ended December 31, 2000, compared to $48,786 for the three month period ended December 31, 1999. The fairly constant general and administrative costs when comparing the two periods reflects management's continuing efforts to contain costs whenever possible.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         N/A

ITEM 2.  CHANGES IN SECURITIES

         N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         N/A

ITEM 5.  OTHER INFORMATION

         N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K.  None.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MONUMENT RESOURCES, INC.
                                            (Registrant)


Date:  February 12, 2001                    By:  /s/  A.G. Foust
                                               --------------------------------
                                                      A.G. Foust, President
                                                      (Chief Executive Officer,
                                                      Principal Financial and
                                                      Accounting Officer) and
                                                      a Director