Form 10QSB
period 2001-03-31
MONUMENT RESOURCES INC
filed 2001-05-14
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]    Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934

         For the quarterly period ended March 31, 2001

[   ]    Transition report under Section 13 or 15(d) of the Securities
         Exchange Act

         For the transition period from ______________ to _______________

Commission file number    33-15528-D


                            MONUMENT RESOURCES, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

          Colorado                                      84-1028449
 ------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

           2050 South Oneida Street, Suite 106, Denver, Colorado 80224
           -----------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,869,000 shares of common stock were outstanding at May 11, 2001.

Transitional Small Business Disclosure Format (Check One):

                            Yes             No     X
                                -------         -------

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.           FINANCIAL INFORMATION

         Item 1.    Consolidated Balance Sheets as of                     2
                    March 31, 2001 and September 30, 2000

                    Consolidated Statements of Operations                 4
                    for the Six Months ended
                    March 31, 2001 and 2000

                    Consolidated Statements of Cash Flows                 5
                    for the Six Months ended
                    March 31, 2001 and 2000

                    Notes to Consolidated Financial Statements            6

         Item 2.    Management's Discussion and Analysis of              19
                    Financial Condition and Results of Operations

PART II.          OTHER INFORMATION                                       21

Item 1.  Financial Statements.


                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

               ASSETS

                                                         March 31, September 30,
                                                          2001         2000
                                                        (Unaudited)
                                                        ----------  ------------
Current assets
         Cash                                           $  163,578    $   78,831
         Investment in securities                          374,976       192,003
         Accounts receivable                                92,316        56,560
         Note receivable (see Note 4)                       14,001        27,660
         Prepaid expense                                     3,229        10,425
                                                        ----------    ----------

Total current assets                                       648,100       365,479
                                                        ----------    ----------

Mineral properties                                          92,718        92,718
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depreciation                   641,434       659,786

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                        170,755       183,022
         Property and equipment, net of
           accumulated depreciation                         23,936        31,072
                                                        ----------    ----------

Net property and equipment                                 194,691       214,094

Investments in securities, at market                        57,492        60,991
                                                        ----------    ----------

Total assets                                            $1,634,435    $1,393,068
                                                        ==========    ==========




See Notes to Consolidated Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,    September 30,
                                                        2001           2000
                                                     (Unaudited)
                                                     -----------    ------------
Current liabilities
         Accounts payable and accrued expenses       $    26,004    $     6,948
                                                     -----------    -----------

Total current liabilities                                 26,004          6,948
                                                     -----------    -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued
Common Stock, no par value, authorized
         10,000,000 shares; 4,869,000 issued
         and outstanding on September 30, 2000
         and March 31, 2001                            3,167,782      3,167,782
Accumulated deficit                                   (1,616,435)    (1,834,595)
Unrealized gain on investment in securities               57,084         52,933
                                                     -----------    -----------

Total stockholders' equity                             1,608,431      1,386,120
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 1,634,435    $ 1,393,068
                                                     ===========    ===========










See Notes to Consolidated Financial Statements.



Item 1.  Financial Statements. (Continued)


                                        MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                                            Three Months                        Six Months
                                                                           Ended March 31,                    Ended March 31,
                                                                        2001             2000              2001              2000
                                                                   -----------------------------       ----------------------------
Revenue
         Oil and gas sales                                         $   128,353       $    52,615       $   185,324      $   100,203
         Pipeline income                                               142,145            39,911           266,273           75,250
         Interest and other                                              4,383             2,077             7,338            5,837
         Gain (loss) on stock sale                                        (740)             --               5,883             --
                                                                   -----------------------------       ----------------------------

                  Total                                                274,141            94,603           464,818          181,290
                                                                   -----------------------------       ----------------------------

Expenses
         Oil and gas operating expense                                  17,023            12,264            57,830           52,634
         Pipeline operating expense                                     25,891            23,883            52,541           45,946
         General and administrative                                     38,543            34,199            89,164           82,985
         Dryhole cost                                                     --                --                --             20,968
         Mineral property write off                                       --              25,120              --             25,120
         Depletion, depreciation and amortization                       23,530           272,812            47,123          300,624
                                                                   -----------------------------       ----------------------------

                  Total                                                104,987           368,278           246,658          528,277
                                                                   -----------------------------       ----------------------------

Net income (loss)                                                  $   169,154       $  (273,675)      $   218,160      $  (346,987)
                                                                   =============================       ============================
Basic income (loss) per common share                               $       .03       $      (.06)      $       .04      $      (.07)
                                                                   =============================       ============================
Diluted income (loss) per common share                             $       .03       $      (.06)      $       .04      $      (.07)
                                                                   =============================       ============================
Weighted average number of shares outstanding                        4,869,000         4,869,000         4,869,000        4,869,000
                                                                   =============================       ============================

Diluted weighted average number of shares outstanding                4,869,000         4,869,000         4,869,000        4,869,000
                                                                   =============================       ============================








See Notes to Consolidated Financial Statements.




Item 1.  Financial Statements. (Continued)

                               MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                           Six Months Ended March 31,
                                                                         2001                     2000
                                                                      ----------------------------------
Cash flows from operating activities:
Net income (loss)                                                     $ 218,160                $(346,987)
Items not affecting cash:
         Depreciation, Depletion and Amortization                        47,123                  300,625
         Write off mineral properties                                      --                     25,120
         Gain on sale of securities                                      (5,883)                    --
Changes in operating assets and liabilities:
         Decrease in prepaid expense                                      7,196                    7,666
         Increase in accounts receivable                                (22,097)                  (7,261)
         Increase (Decrease) in accounts payable and
           accrued expense                                               19,056                   (7,554)
                                                                      ---------                ---------

Net cash flow from operations                                           263,555                  (28,391)
                                                                      ---------                ---------

Cash flows from investing activities:

Proceeds from sale of investment securities                                --                       --

Proceeds from bond investment                                           190,000                   44,906

Additions to oil and gas properties                                      (9,368)                  (2,863)

Investment in bond fund                                                (359,440)                    --
                                                                      ---------                ---------

Net cash flows from (to) investing activities:                         (178,808)                  42,043
                                                                      ---------                ---------

Cash flows from financing activities:

Repurchase of common stock                                                 --                       --
                                                                      ---------                ---------

Net cash flows from financing activities                                   --                       --
                                                                      ---------                ---------

Net increase in cash                                                     84,747                   13,652

Cash at beginning of period                                              78,831                   20,029
                                                                      ---------                ---------

Cash at end of period                                                 $ 163,578                $  33,681
                                                                      =========                =========

Schedule of Non-cash Investing Activities

Increase (Decrease) in unrealized gain
         on securities available for sale                             $   4,151                $ (14,289)
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

INCOME TAXES

     The Company has made no provision for income taxes for the three-month period ended March 31, 2001 since it utilizes net operating loss carryforwards. The Company had $1,284,000 of such carryforwards at September 30, 2000.

INVESTMENTS IN SECURITIES

     The Company follows SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, the Company's investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value in the balance sheet with an equal amount representing unrealized gains recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations as of March 31, 2001, and September 30, 2000. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

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

     Financial statement accounts, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and investments in securities. The Company attempts to deposit its cash with high quality financial institutions in amounts less than the federal insurance limit of $100,000 in order to limit credit risk. The Company's investment in bonds is considered to have minimum credit risk since they are primarily U.S. government instruments. The Company's investments in common stock are considered to have substantial credit risk since the stock is in companies without a long history of successful operations and whose market values are variable and cyclical.

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

NOTE 3 -- INVESTMENTS IN SECURITIES

     The Company has recorded its investment in 75,000 shares of Southern Africa Minerals Corporation ("SAMC") (Toronto Exchange), a Canadian company, and 380,000 shares of PlayFair Mining, Ltd. ("PlayFair") (formerly LayField Resources, Inc.) (Vancouver Exchange), a Canadian company, at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During the quarters ended March 31, 2001 and 2000, the Company sold no shares of stock. Based on the demonstrated liquidity and marketability of the PlayFair and SAMC shares, and in accordance with SFAS No. 115, the Company has recorded its investments in the stocks based on published market listings and on the closing bid price in the stocks' respective exchanges. These shares are classified by the

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 -- INVESTMENTS IN SECURITIES (CONTINUED)

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

Investments in securities are summarized as follows at March 31, 2001:

                                                      Unrealized         Fair
                                                      Gain (Loss)        Value
                                                      ----------        --------
Available-for-sale securities:
     Common stock                                       $ 55,089        $ 57,492
     Debt securities
      (maturing in 1 to 21 years)                          1,995         374,976
                                                        --------        --------

                                                        $ 57,084        $432,468
                                                        ========        ========

Investments in securities are summarized as follows at September 30, 2000:

                                                     Unrealized          Fair
                                                     Gain (Loss)         Value
                                                     ----------        ---------
Available-for-sale securities:
     Common stock                                     $  58,588        $  60,991
     Debt securities
      (maturing in 1 to 18 years)                        (5,655)         192,003
                                                      ---------        ---------

                                                      $  52,933        $ 252,994
                                                      =========        =========

NOTE 4 -- NOTE RECEIVABLE

     Pursuant to a Note and Deed of Trust effective July 1, 1999, the Company sold its interest in the East Voss property in Knox County, Texas. The purchaser was required to pay us the sum of $40,000 plus interest in three installments of $14,350 on June 27, 2000, September 30, 2000 and December 30, 2000. The first two payments were made, however the final payment due December 30, 2000 was renegotiated in the amount of $12,500 and was received by the Company on April 10, 2001.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5 -- MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

     The Dobler prospect, with capitalized costs of $59,520 at March 31, 2001, and September 30, 2000, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres. The Company is trying to locate joint venture opportunities to further explore the property and has considered selling the property. Alternative uses of the mineral property are supplying flux to a nearby smelter or selling the property as ranch land. The property's value as ranch land or as a homesite approximates the Company's capitalized costs in the prospect.

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

     The Company's Wisconsin Mine Property consists of two patented gold mining claims covering approximately 64 acres. An alternative use for the property is the sale for its real estate value. The fair value of the property approximates, at minimum, the capitalized cost of $33,198 at March 31, 2001, and September 30, 2000.

ALL MINERAL PROPERTIES

     Total mineral costs for all properties capitalized were $92,718 as of March 31, 2001, and September 30, 2000.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 -- PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                     March 31,     September 30,
                                                       2001            2000
                                                    (Unaudited)
                                                    ----------     -------------

Land                                                 $  12,500        $  12,500
Machinery and equipment                                 77,885           77,885
                                                     ---------        ---------
     Total                                              90,385           90,385

Less:  Accumulated depreciation                        (66,449)         (59,313)
                                                     ---------        ---------

     Net property and equipment                         23,936           31,072
                                                     ---------        ---------

Pipeline                                               300,000          300,000

Less:  Accumulated depreciation                       (129,245)        (116,978)
                                                     ---------        ---------

     Net pipeline                                      170,755          183,022
                                                     ---------        ---------

     Net property and equipment                      $ 194,691        $ 214,094
                                                     =========        =========


     Depreciation expense charged to operations was $9,670 for the second quarter ended March 31, 2001 and $38,804 for the fiscal year ended September 30, 2000.

     The useful lives of property and equipment for purposes of computing depreciation are:

         Machinery and equipment       5 years
         Pipeline                      Useful life of related gas production,
                                       approximately 5 to 7 years

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 -- STOCKHOLDERS' EQUITY

     The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of March 31, 2001, no shares of preferred stock had been issued.

NOTE 8 -- STOCK OPTION PLANS

     During 2000, the Company adopted a new Stock Option Plan (the "2000 Plan"). The exercise price of the shares covered by options granted pursuant to the 2000 Plan may not be less than the fair market value of the common stock on the grant date. Further, the exercise price shall not be less than 110% of the fair market value of the common stock on the day of grant if the optionee owns 10% or more of the Company's common stock. With respect to each individual option granted under the 2000 Plan, the Board of Directors will determine separately the number of shares, the option period, and the limitations which will apply to the exercise of options. As of March 31, 2001, the Company had an aggregate of 750,000 common shares reserved for issuance under the 2000 Plan. Additionally, as of March 31, 2001, options to purchase 450,000 common shares had been granted to three board members, an employee and a consultant.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8 -- STOCK OPTION PLANS (CONTINUED)

     The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                              Number        Weighted Average
                                                of         Exercise Price of
                                              Shares      Shares Under Plans
                                              ------      ------------------

Outstanding March 31, 2000                    450,000        $       .15
Granted                                          --                 --
Exercised                                        --                 --
Forfeited or expensed                            --                 --
                                              -------        -----------
Outstanding September 30, 2000                450,000                .15
Granted                                          --                 --
Exercised                                        --                 --
Forfeited or expensed                            --                 --
                                              -------        -----------
Outstanding March 31, 2001                    450,000        $       .15
                                              =======        ===========

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

     During the six months ended March 31, 2001, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

     Net sales to one customer of the gas transmission pipeline segment totaled $364,177 or approximately 77% of revenues for the six months ended March 31, 2001 and net sales to one customer of the oil and gas sales segment totaled $50,945 or approximately 11% of revenues for the quarter.

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



Item 1.  Financial Statements. (Continued)

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9 -- SEGMENT INFORMATION (CONTINUED)

     For the Six Months Ended March 31, 2001 and 2000 Segment information consists of the following:


                            Oil and Gas        Pipeline       Mining       Corporate        Consolidated
                            -----------        --------       ------       ---------        ------------

Revenues
     2001                     $185,324          266,273             --         13,221        $   464,818
     2000                      100,203           75,250             --          5,837            181,290

Income (Loss)
From Operations
     2001                     $ 99,774          195,960             --       (77,574)        $   218,160
     2000                     (252,702)           7,983        (25,120)      (77,148)           (346,987)

Identifiable Assets
     2001                     $696,550          228,346         92,718        616,821        $ 1,634,435
     2000                      759,330          226,219         92,718        392,958          1,471,225

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2001                     $ 27,720           17,772             --          1,631        $    47,123
     2000                      279,303           21,321         25,120             --            325,744

Capital Expenditures
     2001                     $  9,368               --             --             --        $     9,368
     2000                        2,863               --             --             --              2,863



NOTE 10 -- OIL AND GAS ACTIVITIES

GALVAN RANCH PROPERTY, WEBB COUNTY, TEXAS

     The Company recorded a $245,000 write down of the undeveloped portion of the property for the year ended September 30, 2000. This write down was due to the failure of the property's operator to continue the leases on nearly 68,000 acres without proper notice to the Company and thus the Company was deprived of the opportunity to develop these leases. In February 2001, the Company filed a lawsuit in Federal Court in Texas against the former operator alleging breach of contract and claiming damages.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 10 -- OIL AND GAS ACTIVITIES (CONTINUED)

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the quarter ended March 31, 2001, the Company reevaluated a number of its wells in the Leavenworth gas project. The Company plans to re-complete from 3 to 8 wells this summer in the upper and lower McLouth formation. As past results have been positive, the Company believes the new work should result in a moderate increase in gas volumes and reserves. In late March 2001 there was a fire at a compressor site that totally destroyed one of the Company's field compressors. The loss is covered by insurance, but a number of production days were lost until a rental compressor could be located and installed. The Company does not believe that it will sustain any material loss due to this fire.

EAST VOSS OIL PROPERTY -- KNOX COUNTY, TEXAS

     The Company sold its interest in the East Voss property as of July 1, 1999. On April 10, 2001, the purchasers of the property made the final renegotiated cash payment of $12,500 which was originally due on December 31, 2000. In addition, the Company received back royalties of approximately $5,600 it was due for the East Voss property. The Company has the right to receive a 7 1/2% overriding royalty on all future production from the property.

Item 2. Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had a total of $163,578 in cash and $622,096 in working capital compared to $78,831 in cash and working capital of $358,531 at September 30, 2000. This represents an increase of $84,747 in cash primarily because of an increase in the price received for natural gas. The working capital increase was also the result of greatly improved prices received from the sale of oil and gas while operating costs remained constant.

     During the balance of the fiscal year, the Company plans to invest a modest amount of its working capital to recomplete a number of gas wells in the Leavenworth, Kansas Gas Project. If successful, the recompletion of the gas wells should generate an increase in cash flow and working capital in future quarters.

     At the present time, the Company's primary source of cash for operations and exploration is its current working capital, cash which can be raised by selling shares held for investment or its investment in U.S. government treasury securities and other corporate bonds and funds derived from its oil and gas operations. Any inability of the Company to raise additional capital through liquidation of its securities holdings or obtain third-party funding may limit development of some of its properties. Although the Company may use joint venture or equity funding to explore, acquire and, if warranted, develop its properties, the natural resource business is nevertheless very capital intensive and there is no assurance that the Company will be successful in securing the required capital.

RESULTS OF OPERATIONS

     Revenue from oil, gas and pipeline sales increased significantly for the quarter ended March 31, 2001. This increase was due primarily to increases in the price the Company received for its natural gas. Oil and gas sales increased 144% or $75,738, from $52,615 to $128,353 because of increases in the price the Company receives for its oil and gas. Pipeline sales were $39,911 during the quarter ended March 31, 2000 and $142,146 for the quarter ended March 31, 2001, an $102,235 or 256% increase also because of the significant increase in market price for natural gas. Interest income increased by $2,305, or 111%, due to the large increase in investment in bonds. The Company realized a loss of $740 on sales of bonds in the quarter ended March 31, 2001. Oil and gas and pipeline operating costs increased approximately $6,767 or 19% from March 31, 2000 to March 31, 2001. This small increase was the result of the ongoing workover program being conducted on our Kansas properties.

Item 2.  Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     General and administrative expenses totaled $89,164 for the six months ended March 31, 2001, compared to $82,985 for the six months ended March 31, 2000. The fairly constant general and administrative costs when comparing the two periods reflects management's continuing efforts to contain costs whenever possible.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               On February 13, 2001 the Company filed suit against RME Petroleum Company (formerly known as Union Pacific Resources Company) in Federal District Court for the Southern District of Texas. The Company alleged that RME unlawfully and without proper notice to the Company assigned and later relinquished leasehold rights to approximately 68,000 acres in southwest Texas known as the Galvan Ranch prospect. The Company believes that the relinquishment deprived it of a significant development opportunity and seeks damages from RME for its breach of contract. RME has filed a general denial and the case is being set for pre-trial motions, discovery and, if appropriate, trial.

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

                                   MONUMENT RESOURCES, INC.
                                   (Registrant)


Date:  May 11, 2001                By:  A.G. Foust
                                      ------------------------------------------
                                        A.G. Foust, President
                                        (Chief Executive Officer, Principal
                                        Financial and Accounting Officer) and
                                        a Director