Form 10QSB
period 2001-06-30
MONUMENT RESOURCES INC
filed 2001-08-13
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange
     Act

     For the transition period from             to
                                    ------------  -------------

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,869,000 shares of common stock were outstanding at August 13, 2001.

Transitional Small Business Disclosure Format (Check One):

                              Yes          No  X
                                 -----       -----

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.       FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements:

              Consolidated Balance Sheets as of                              2
              June 30, 2001 (unaudited) and September 30, 2000

              Unaudited Consolidated Statements of Operations                4
              For the Three Months and Nine Months ended
              June 30, 2001 and 2000

              Unaudited Consolidated Statements of Cash Flows                5
              For the Nine Months ended
              June 30, 2001 and 2000

              Notes to Consolidated Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of                       19
              Financial Condition and Results of Operations

PART II.      OTHER INFORMATION                                             21



Item 1.  Financial Statements.


                      MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

               ASSETS

                                                          June 30,      September 30,
                                                            2001            2000
                                                        (Unaudited)
                                                        ----------       ----------
Current assets
         Cash                                           $  115,935       $   78,831
         Investment in securities                          507,725          192,003
         Accounts receivable                                48,462           56,560
         Note receivable (see Note 4)                         --             27,660
         Prepaid expense                                     4,501           10,425
                                                        ----------       ----------

Total current assets                                       676,623          365,479
                                                        ----------       ----------

Mineral properties                                          59,520           92,718
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depletion                      629,898          659,786

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                        164,622          183,022
         Property and equipment, net of
           accumulated depreciation                         52,130           31,072
                                                        ----------       ----------

Net property and equipment                                 216,752          214,094

Investments in securities, at market                        64,222           60,991
                                                        ----------       ----------

Total assets                                            $1,647,015       $1,393,068
                                                        ==========       ==========


See Notes to Consolidated Financial Statements.

                                         2

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 30,    September 30,
                                                        2001           2000
                                                     (Unaudited)
                                                     -----------    -----------
Current liabilities
         Accounts payable and accrued expenses       $    14,960    $     6,948
         Deferred Insurance Proceeds                      43,000           --
                                                     -----------    -----------

Total current liabilities                                 57,960          6,948
                                                     -----------    -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued
Common Stock, no par value, authorized
         10,000,000 shares; 4,869,000 issued
         and outstanding on September 30, 2000
         and March 31, 2001                            3,167,782      3,167,782
Accumulated deficit                                   (1,644,536     (1,834,595
Unrealized gain on investment in securities               65,809         52,933
                                                     -----------    -----------

Total stockholders' equity                             1,589,055      1,386,120
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 1,647,015    $ 1,393,068
                                                     ===========    ===========


See Notes to Consolidated Financial Statements.



Item 1.  Financial Statements. (Continued)


                                     MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                              Three Months                 Nine Months
                                                             Ended June 30,               Ended June 30,
                                                          2001           2000           2001           2000
                                                      --------------------------    --------------------------
Revenue
       Oil and gas sales                              $    66,792    $    39,797    $   252,116    $   140,000
       Pipeline income                                     32,525         46,117        298,798        121,367
       Interest and other                                  13,106          6,484         20,444         12,321
       Gain (loss) on securities sale                      (1,451)          --            4,432           --
                                                      -----------    -----------    -----------    -----------

                Total                                     110,972         92,398        575,790        273,688
                                                      -----------    -----------    -----------    -----------
Expenses
       Oil and gas operating expense                        8,664         12,416         66,494         65,050
       Pipeline operating expense                          32,527         25,596         85,068         71,542
       General and administrative                          48,528         33,200        137,692        116,185
       Dryhole cost                                          --               19           --           20,987
       Mineral property write off                            --             --             --           25,120
       Depletion, depreciation and amortization            23,561         27,811         70,684        328,435
                                                      -----------    -----------    -----------    -----------

                Total                                     113,280         99,042        359,938        627,319
                                                      -----------    -----------    -----------    -----------
Net income (loss) from operations                          (2,308)        (6,644)       215,852       (353,631)
Loss on sale of mineral property                          (25,793)          --          (25,793)          --
                                                      -----------    -----------    -----------    -----------

Net income (loss)                                     $   (28,101)   $    (6,644)   $   190,059    $  (353,631)
                                                      ===========    ===========    ===========    ===========

Basic income (loss) per common share                  $      (.01)   $      --      $       .04    $      (.07)
                                                      ===========    ===========    ===========    ===========
Diluted income (loss) per common share                $      (.01)   $      --      $       .04    $      (.07)
                                                      ===========    ===========    ===========    ===========
Weighted average number of shares outstanding           4,869,000      4,869,000      4,869,000      4,869,000
                                                      ===========    ===========    ===========    ===========

Diluted weighted average number of shares outstanding   4,869,000      4,869,000      4,869,000      4,869,000
                                                      ===========    ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

                                                        4



Item 1.  Financial Statements. (Continued)

                       MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                          Nine Months Ended June 30,
                                                            2001            2000
                                                          --------------------------
Cash flows from operating activities:
Net income (loss)                                         $ 190,059        $(353,631)
Items not affecting cash:
         Depreciation, Depletion and Amortization            70,684          328,435
         Loss on sale of mineral properties                  25,793           25,120
Changes in operating assets and liabilities:
         Decrease in prepaid expense                          5,924            7,666
         Decrease in accounts and notes receivable           35,758            4,378
         Increase (Decrease) in current liabilities          51,012          (10,605)
                                                          ---------        ---------

Net cash flow from operations                               379,230            1,363
                                                          ---------        ---------

Cash flows from investing activities:

Purchase of equipment                                       (31,762             --

Proceeds from bond investment                               299,910           40,430

Proceeds from sale of mineral property                        7,405             --

Additions to oil and gas properties                         (11,692           (2,861)

Investment in bond fund                                    (605,987             --
                                                          ---------        ---------

Net cash flows from (to) investing activities:             (342,126           37,569
                                                          ---------        ---------

Cash flows from financing activities:

Repurchase of common stock                                     --               --
                                                          ---------        ---------

Net cash flows from financing activities                       --               --
                                                          ---------        ---------

Net increase in cash                                         37,104           38,932

Cash at beginning of period                                  78,831           20,029
                                                          ---------        ---------

Cash at end of period                                     $ 115,935        $  58,961
                                                          =========        =========

                    Schedule of Non-cash Investing Activities
                    -----------------------------------------

Increase (Decrease) in unrealized gain
         on securities available for sale                 $  12,876        $ (88,051)
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

INCOME TAXES

     The Company has made no provision for income taxes for the three-month period ended June 30, 2001 since it utilizes net operating loss carryforwards. The Company had $1,284,000 of such carryforwards at September 30, 2000.

INVESTMENTS IN SECURITIES

     The Company follows SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, the Company's investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value in the balance sheet with an equal amount representing unrealized gains recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations as of June 30, 2001, and September 30, 2000. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

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

NOTE 3 -- INVESTMENTS IN SECURITIES

     The Company has recorded its investment in 75,000 shares of Southern Africa Minerals Corporation ("SAMC") (Toronto Exchange), a Canadian company, and 380,000 shares of PlayFair Mining, Ltd. ("PlayFair") (formerly LayField Resources, Inc.) (Vancouver Exchange), a Canadian company, at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During the quarters ended June 30, 2001 and 2000, the Company sold no shares of stock. Based on the demonstrated liquidity and marketability of the PlayFair and SAMC shares, and in accordance with SFAS No. 115, the Company has recorded its investments in the stocks based on published market listings and on the closing bid price in the stocks' respective exchanges. These shares are classified by the Company as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

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

Investments in securities are summarized as follows at June 30, 2001:

                                                      Unrealized     Fair
                                                      Gain (Loss)    Value
                                                      ----------    --------
Available-for-sale securities:
     Common stock                                     $   61,819    $ 64,222
     Debt securities (maturing in 1 to 21 years)           3,990     507,725
                                                      ----------    --------

                                                      $   65,809    $571,947
                                                      ==========    ========

Investments in securities are summarized as follows at September 30, 2000:

                                                      Unrealized     Fair
                                                      Gain (Loss)    Value
                                                      ----------    --------
Available-for-sale securities:
     Common stock                                     $   58,588    $ 60,991
     Debt securities (maturing in 1 to 18 years)          (5,655)    192,003
                                                      ----------    --------

                                                      $   52,933    $252,994
                                                      ==========    ========

NOTE 4 -- NOTE RECEIVABLE

     Pursuant to a Note and Deed of Trust effective July 1, 1999, the Company sold its interest in the East Voss property in Knox County, Texas. The purchaser was required to pay the sum of $40,000 plus interest in three installments of $14,350 on June 27, 2000, September 30, 2000 and December 30, 2000. The first two payments were made, however the final payment due December 30, 2000 was renegotiated in the amount of $12,500 and was received by the Company on April 10, 2001.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

 NOTE 5 -- MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

     The Dobler prospect, with capitalized costs of $59,520 at June 30, 2001, and September 30, 2000, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres. The Company is trying to locate joint venture opportunities to further explore the property and has considered selling the property. Alternative uses of the mineral property are supplying flux to a nearby smelter or selling the property as ranch land. The property's value as ranch land or as a homesite approximates the Company's capitalized costs in the prospect.

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

     The Company's Wisconsin Mine Property, consisting of two patented gold mining claims, was sold in June, 2001 for a net cash consideration of $7,405, resulting in a loss on the sale of $25,793. Originally the Company thought the property had both mineral and timber potential. After a thorough analysis of the property, it was determined that the prospects for future economic feasibility did not justify continuing to hold the property.

ALL MINERAL PROPERTIES

     Total mineral costs for all properties capitalized were $59,520 as of June 30, 2001, and $92,718 as of September 30, 2000.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 -- PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at cost, less accumulated depreciation:

                                            June 30,         September 30,
                                              2001               2000
                                          (Unaudited)
                                           ---------          ---------

Land                                       $  12,500          $  12,500
Machinery and equipment                      109,647             77,885
                                           ---------          ---------
     Total                                   122,147             90,385

Less:  Accumulated depreciation              (70,017)           (59,313)
                                           ---------          ---------

     Net property and equipment               52,130             31,072
                                           ---------          ---------

Pipeline                                     300,000            300,000

Less:  Accumulated depreciation             (135,378)          (116,978)
                                           ---------          ---------

     Net pipeline                            164,622            183,022
                                           ---------          ---------

     Net property and equipment            $ 216,752          $ 214,094
                                           =========          =========


     Depreciation expense charged to operations was $10,704 for the third quarter ended June 30, 2001 and $38,804 for the fiscal year ended September 30, 2000.

     The useful lives of property and equipment for purposes of computing depreciation are:

        Machinery and equipment           5 years
        Pipeline                          Useful life of related gas production,
                                          approximately 5 to 7 years

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 -- STOCKHOLDERS' EQUITY

     The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of June 30, 2001, no shares of preferred stock had been issued.

NOTE 8 -- STOCK OPTION PLANS

     During 2000, the Company adopted a new Stock Option Plan (the "2000 Plan"). The exercise price of the shares covered by options granted pursuant to the 2000 Plan may not be less than the fair market value of the common stock on the grant date. Further, the exercise price shall not be less than 110% of the fair market value of the common stock on the day of grant if the optionee owns 10% or more of the Company's common stock. With respect to each individual option granted under the 2000 Plan, the Board of Directors will determine separately the number of shares, the option period, and the limitations which will apply to the exercise of options. As of June 30, 2001, the Company had an aggregate of 750,000 common shares reserved for issuance under the 2000 Plan. Additionally, as of June 30, 2001, options to purchase 450,000 common shares had been granted to three board members, an employee and a consultant.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8 -- STOCK OPTION PLANS (CONTINUED)

         The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                            Number           Weighted Average
                                              of             Exercise Price of
                                            Shares           Shares Under Plans
                                            ------           ------------------

Outstanding June 30, 2000                  450,000               $   .15
Granted                                       --                      --
Exercised                                     --                      --
Forfeited or expensed                         --                      --
                                           -------               -------
Outstanding September 30, 2000             450,000                   .15
Granted                                       --                      --
Exercised                                     --                      --
Forfeited or expensed                         --                      --
                                           -------               -------
Outstanding June 30, 2001                  450,000               $   .15
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

     During the nine months ended June 30, 2001, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

     Net sales to one customer of the gas transmission pipeline segment totaled $454,001 or approximately 90% of revenues for the nine months ended June 30, 2001 and net sales to one customer of the oil and gas sales segment totaled $21,784 or approximately 74% of revenues for the quarter.

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



Item 1.  Financial Statements. (Continued)

                            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (CONTINUED)

NOTE 9 -- SEGMENT INFORMATION (CONTINUED)

For the Nine Months Ended June 30, 2001 and 2000 Segment information consists of the following:

                         Oil and Gas       Pipeline        Mining       Corporate   Consolidated
                         -----------      -----------    -----------   -----------  ------------
Revenues
  2001                   $   252,116        298,798           --          20,444    $   571,358
  2000                       140,000        121,367           --          12,321        273,688

Income (Loss)
From Operations
  2001                   $   144,042        182,638           --        (110,828)    $   215,852
  2000                      (249,820)        25,173        (25,120)     (103,864)       (353,631)

Identifiable Assets
  2001                   $   672,323        221,068         59,520       694,104     $ 1,647,015
  2000                       727,969        218,131         92,718       368,951       1,407,769

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
  2001                   $    41,580         26,658           --           2,446     $    70,684
  2000                       303,783         24,652         25,120          --           353,555

Capital Expenditures
  2001                   $    11,694         29,089           --           2,671     $    43,454
  2000                         2,861           --             --            --             2,861



NOTE 10 -- OIL AND GAS ACTIVITIES

GALVAN RANCH PROPERTY, WEBB COUNTY, TEXAS

     The Company recorded a $245,000 write down of the undeveloped portion of the property for the year ended September 30, 2000. This write down was due to the failure of the property's operator to continue the leases on nearly 68,000 acres without proper notice to the Company and thus the Company was deprived of the opportunity to develop these leases. In February 2001, the Company filed a lawsuit in Federal Court in Texas against the former operator alleging breach of contract and claiming damages. The Company is engaged in discovery and has retained expert consultants to determine the nature and extent of the Company's damages.

                                       17

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 10 -- OIL AND GAS ACTIVITIES (CONTINUED)

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the quarter ended June 30, 2001, the Company reevaluated a number of its wells in the Leavenworth gas project. During the quarter ending September 30, 2001 the Company plans to re-complete from 4 to 6 wells in the upper and lower McLouth formation. As past results have been positive, the Company believes the new work should result in a moderate increase in gas volumes and reserves. In late March 2001 there was a fire at a compressor site that totally destroyed one of the Company's field compressors. The loss was covered by insurance, but a number of production days were lost until a rental compressor could be located and installed. The Company settled with the insurance company and received $43,000 in damages. The Company did not sustain any material loss due to this fire.

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

NOTE 11 - DEFERRED INSURANCE PROCEEDS

     As discussed in Note 10, the Company sustained fire damage to a field compressor in late March 2001. Insurance proceeds of $43,000 have been recorded as deferred in anticipation of replacing the equipment.

Item 2. Financial Statements

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had a total of $115,935 in cash and $618,663 in working capital compared to $78,831 in cash and working capital of $358,531 at September 30, 2000. This represents an increase of $37,104 in cash primarily due to the proceeds of a insurance settlement. The working capital increase of $260,132 was the result of operating profits and insurance proceeds.

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

RESULTS OF OPERATIONS

     Revenue from oil and gas sales increased significantly for the nine months ended June 30, 2001 from $140,000 for the nine months ended June 30, 2000 to $252,116 for the nine months ended June 30, 2001, a $112,116 increase, or 80%. This increase was due primarily to a major increase in the price the Company received for its natural gas sales. Pipeline income also increased significantly from $121,367, for the nine months ended June 30, 2000, to $298,798 for the nine months ended June 30, 2001, an increase of $177,431, or 146%. This increase was also due to the increase in price the Company received for its natural gas sales. Interest income for the nine months ended June 30, 2001 increased from $12,321 for the nine months ended June 30, 2000 to $20,444 for the nine months ended June 30, 2001, or 66%, as a result of the large increase in bond investments. The Company realized a gain of $4,432 on sale of securities for the nine months ended June 30, 2001. Oil and gas operating expenses remained fairly constant at $66,494 and $65,050 for the nine-month periods ending June 30, 2001 and June 30, 2000, respectively. The pipeline operating expenses increased from

Item 2. Financial Statements


                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

$71,542 for the nine months ended June 30, 2000 to $85,068 for the nine months ended June 30, 2001. This increase of $13,526, or 19%, was a result of increased expenses relating to compressor rental and pipeline repairs.

     General and administrative expenses totaled $137,692 for the nine months ended June 30, 2001, compared to $116,185 for the nine months ended June 30, 2000. The increase of $21,507, or 19%, is a result of increased consulting fees and legal expenses related to the Galvin Ranch Property and the East Voss Property litigations and to increased accounting and office staff expenses due to the Company's expanded corporate activities.

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

                                            MONUMENT RESOURCES, INC.
                                            (Registrant)


Date:  August 13, 2001                      By:  A.G. Foust
                                               --------------------------------
                                                 A.G. Foust, President
                                                 (Chief Executive Officer,
                                                 Principal Financial and
                                                 Accounting Officer) and
                                                 a Director