Form 10KSB40
period 2001-09-30
MONUMENT RESOURCES INC
filed 2001-12-27
CIK 818468

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended September 30, 2001.

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

                                 (303) 692-9468
                                 --------------
                 Issuer's Telephone Number, Including Area Code

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

                              Yes  [X]        No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $661,189.

The Issuer had 4,869,000 shares of its Common Stock outstanding at December 20, 2001.

The Issuer's Common Stock is quoted on the OTC Bulletin Board -- Symbol MNMN.

Documents incorporated by reference: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item, in Item 2 under "Description of Properties" and "Oil and Gas Reserves.", and in Item 6 under "Management's Discussion and Analysis or Plan of Operations"

     (a) General Development Of Business. The Company was incorporated as Copper Mountain Ventures, Inc. under the laws of the State of Colorado on October 1, 1984. The Company's name was later changed to Monument Resource Development, Inc. and lastly, in June 1987 to Monument Resources, Inc.

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

     The Company owns an interest in approximately 50 gas wells, a gas gathering system and related equipment in Leavenworth County, Kansas. The Company continues to evaluate and recomplete its gas wells to determine their potential for additional productivity. As of December 2001, a number of the gas wells have been placed on production and current aggregate production is from 400 to 500 MCF of gas per day. The Company expects the daily production to increase with the recompletion of additional wells.

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

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

     The Company's products during fiscal year ended September 30, 2001, were crude oil, natural gas, and other petroleum products. Crude oil, natural gas, and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which the Company's producing wells are located. In the fiscal year ended September 30, 2001, crude oil and natural gas sales accounted for $624,608 or virtually all of the Company's revenues. The Company did not receive any mineral revenues during fiscal 2001.

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

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

     In the oil and gas segment of the Company's business in fiscal year ended September 30, 2001, one company purchased in excess of 10% of the Company's total oil and gas production. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from the Company could most likely be replaced by another buyer.

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

EMPLOYEES AND CONSULTANTS

     The Company currently has two full-time employees, A.G. Foust, President and Jeff D. Ogden, Kansas Gas Field Supervisor, and part-time office and accounting consultants. The Company may hire additional personnel as required by its operations and may also engage the services of geological and engineering consultants from time to time to assist in its operations.

ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company has interests in a number of oil and gas projects and one undeveloped gold and silver prospect in the United States.

     The following subsections set forth information concerning each of the Company's prospects.

OIL AND GAS PROSPECTS

     Galvan Ranch Property, Webb County, Texas

     The Company acquired an interest in this property as of April 1, 1996. The property consisted of over 60,000 acres of oil and gas leases. The Company's original interest consisted of a 15% working interest and a 2% overriding royalty in the leases. During May 1996, the Company sold a portion of its interest in the property for $565,000 cash and retained a 15% working interest and a 2% overriding royalty in approximately 13 producing gas wells plus a 2% working interest and a 0.35% to 0.76% overriding royalty on the balance of the acreage. Third party exploration drilling was conducted on the property during 1997 which resulted in two dry holes. During 1999 the third party let the lease on the majority of the acreage lapse and thus the Company lost its interest in the portion released. In the years ended September 30, 2001 and 2000, the Company recorded write downs of $128,000 and $245,000 against the property. See
Item 3 "Legal Proceedings".

     Kansas Gas Project - Leavenworth County, Kansas

     The Company acquired its original interest in this property in April 1996, and acquired an additional interest in the area in September 1997. The project consists of approximately 3,500 acres of oil and gas leases with right-of-ways and approximately 50 gas wells, over 20 miles of a gas gathering and pipeline system, and necessary equipment and facilities to produce and market the gas production. Currently, several of these wells are producing an aggregate of from 400 to 500 MCF per day. During fiscal 2001, the Company conducted a recompletion program on a number of the wells, which maintained the production at its current level. Management believes a continued modest recompletion program will continue production at these levels. However, a more aggressive recompletion effort could significantly increase the production. The Company is currently evaluating the potential of additional zones to recomplete that may add to the project's reserves and productivity. In addition, the Company is evaluating the acquisition of additional wells and property in the area to enhance the project's potential.

     East Voss Waterflood - Knox County, Texas

     The Company acquired an interest in this property in April 1996. The property consists of approximately 330 acres of unitized oil and gas leases containing 21 oil and injection wells. As of July 1, 1999, the Company entered into an agreement to transfer operations of its East Voss property in Knox County, Texas. The agreement provided that the new operator would assume all the rights and obligations associated with the project in exchange for a cash payment of $10,000, future payments of $40,000 and a perpetual overriding royalty (ORR) interest of 7.5%. The purchaser failed to make a required $20,000 payment in January 2000. Hence, the Company instituted legal action to protect its rights. In June 2000, the Company settled its lawsuit against the purchasers of the East Voss property. The settlement, in general, provided that the Company would receive the full payment of $40,000 in three equal installments (including interest) on June 30, 2000, September 30, 2000 and December 31, 2000. The June 30, 2000 and the September 30, 2000 payments were received. As of April 2001 the Company received the discounted final payment of $12,500 and also received the past royalties which were owing of approximately $6,000.

     Kimball County, Nebraska

     During November 1995, the Company purchased interests in three producing oil wells in Kimball County, Nebraska for $22,000. The Company's net revenue interest in the three wells are 7.50%, 3.93% and 3.33%. These wells were drilled approximately 6 years ago and are currently generating approximately $500 per month cash flow to the Company.

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

     In April 2001, the Company sold this property for $7,400 in cash and was relieved of any future environmental liability on the property. The sale of this property was part of the Company's de-emphasize of mining and its focus on its oil and gas assets.

NEW MINERAL PROSPECTS

     The Company continues to pursue the evaluation of a number of oil and gas prospects. During their respective careers, management has made numerous contacts in the oil and gas and mining industry and has accumulated knowledge concerning location, current ownership, and other information with respect to mineral prospects. Based on this experience and knowledge, management believes that the Company will be able to continue evaluation of prospects on a cost efficient basis. Even if properties are acquired, substantial additional financing will be required to pursue particular projects. The Company's primary emphasis is directed toward oil and gas properties although other situations and minerals may be examined.

PRODUCTION INFORMATION

     NET PRODUCTION, AVERAGE SALES PRICE, AND AVERAGE PRODUCTION COSTS

     The table below sets forth the net quantities of oil and gas production attributable to the Company for the fiscal years ended September 30, 2001 and 2000 and the average sales prices, average production costs, and direct lifting costs per unit of production.

                                                 Year Ended September 30,
                                                 ------------------------
Net Production                                      2001          2000
--------------                                      ----          ----

Oil (BBLS)                                             723          645
Gas (MCF)                                          110,961      103,999

Average Sales Prices
--------------------

Oil (per BBL)                                     $  24.90     $  24.64
Gas (per MCF)                                         2.51         1.57

Average Production Cost
-----------------------

Per equivalent* MCF of gas                        $   1.39     $   1.55

Average Lifting Costs
---------------------

Per equivalent* MCF of gas                        $    .80     $    .70


Production costs include all expenses, depreciation, depletion, and amortization, lease operating expenses and all associated taxes. Direct lifting costs do not include impairment expense, ceiling write down or depreciation, depletion and amortization.

*Equivalency assumes that one barrel of oil equals 6 MCF of gas.

RESERVE INFORMATION

     OIL AND GAS RESERVES

     Oil and gas reserves for the Company's properties have been evaluated as of September 30, 2001and September 30, 2000 by Dr. H.I. Bilgesu, P.E. and Sure Engineering, LLC, respectively.

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

     ESTIMATED PROVED RESERVES

     The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of the Company for the years ended September 30, 2000 and 2001. See Note 13 to the Consolidated Financial Statements for required Securities and Exchange Commission disclosure.

Proved Reserves
---------------
                                                       Oil (M BBLS)   Gas (MMCF)
                                                       -----------    ---------

Estimated quantity, September 30, 1999                        16        1,470

Revisions of previous estimates                             --           (528)
Production                                                  --           (104)
                                                          ------       ------
Estimated quantity, September 30, 2000                        16          838

Revision of previous estimates                              --            806
Production                                                  --           (111)

Estimated quantity, September 30, 2001                        16        1,533
                                                          ======       ======

                                            Developed     Undeveloped     Total
                                            ---------     -----------     -----

Oil (M BBLS)
September 30, 2000                              --              16            16
September 30, 2001                              --              16            16

Gas (MMCF)
September 30, 2000                               838          --             838
September 30, 2001                             1,078           455         1,533


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

     To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $100 per claim. Title examinations for a particular claim will be made when and if a significant discovery is made on that claim. As of September 30, 2001, the Company had no unpatented mining claims.

OFFICE FACILITIES

     The Company's Denver, Colorado office consists of approximately 1,088 square feet. The office lease expense is $970 per month and the lease term is from November 1, 2001 to October 31, 2002.

ITEM 3. LEGAL PROCEEDINGS.

     On or about February 13, 2001, the Company filed suit against RME Petroleum Company, f/k/a Union Pacific Resources Company in U.S. District Court for the Southern District of Texas. The Company alleges that RME relinquished the lease to the Galvan Ranch (see Item 2 above) without providing notice to the Company as was required in an agreement and in an operating agreement between the Company and RME. As a result, the Company believes that it has suffered significant damages. The case is in the early stages of discovery and no assurance can be given as to its ultimate outcome.

     Other than the above, the Company knows of no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject and no such proceedings are known to the Company to be contemplated by governmental authorities or others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended September 30, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. The Company's common stock was traded on the over-the-counter market until November 1992, and has been quoted only sporadically since November 1992. See the cover page of this report. The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "MNMN" and the quote as of December 20, 2001 was $0.09 bid and $0.16 ask.

     (b) Holders. The estimated number of beneficial owners of the Company's common stock at December 20, 2001 was approximately 145.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had a total of $9,203 in cash and $533,106 in working capital compared to $78,831 in cash and working capital of $358,531 at September 30, 2000. This represents a decrease of $69,628 in cash and an increase of $174,575 in working capital. The increase in working capital during the 12 months ended September 30, 2001 was the result of an increase in investment in securities of $320,173 due to income resulting from higher oil and gas prices, offset by a decrease in note receivable of $27,660 from the sale of The East Voss Field, and an increase in trade payables. Proceeds from bond investments were $602,431 and were reinvested in bonds.

     At the present time, the Company's primary source of cash for operations and exploration is its current working capital, cash flow from operations, and cash which can be raised by selling shares of South African Minerals Corporation or Play Fair Mining Ltd. (formerly Layfield Resources, Inc.) and its investment in debt securities. The Company has in the past and plans in the future, to rely on joint venture partners or equity funding to supply most of the capital needed to evaluate and develop its properties. Any inability of the Company to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third party funding may limit development of most of its properties. Although the Company intends to use joint venture or equity funding to explore, acquire and, if warranted, develop its properties, the natural resource business is nevertheless very capital intensive. Based upon the Company's current status and plans, approximately $50,000 will be needed in 2002 to fund necessary holding expenses on the Company's properties.

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

     RESULTS OF OPERATIONS

     Revenues from oil, gas and pipeline sales increased significantly for the twelve months ended September 30, 2001, from $349,164 to $624,608, a 79% increase. This increase was due to the improvement in prices the Company receives for its oil and gas. The average price received from pipeline sales for fiscal 2000 was approximately $2.65 per MCF compared to $5.17 per MCF received in fiscal 2001, an increase of 95%. Interest income increased $15,977 from $17,658 in 2000 to $33,635 in 2001, a 90% increase due primarily to increased funds available in the bond investment account.

     The Company's Wisconsin gold prospect was sold at a loss in fiscal 2001 in the amount of $25,793. During 2000 and 2001 the Company realized a gain of $2,946 and $2,647, respectively, from the sale of bonds.

     Oil and gas and pipeline operating costs increased $34,031, or 20%, from the year 2000 to 2001 (from $172,418 to $206,179). The increase is primarily due to increased gas well workover and gas compression expenses. Depreciation, depletion and amortization declined somewhat between the two years presented from $94,244 in 2000 to $73,756 in 2001. This $20,488 decline (22%) is primarily due to age of the properties and impairment write downs, both of which result in reduced depletable basis.

     General and administration expenses increased by $42,539, or 29%, from the year ended September 30, 2000 to 2001. Much of the increase is due to increased accounting and oil and gas consulting services provided by third parties. Expenses of the Galvan Ranch litigation were about $10,000 of the increase.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Officers of the Company are as follows:

                                                               Served as a
Name                   Age           Position                  Director Since
----                   ---           --------                  --------------

A.G. Foust             58            President and a           October 1, 1984
                                     Director

Stewart A. Jackson     59            Director                  January 1, 1992

John J. Womack         81            Director                  June 20, 1986

Ray K. Davis           59            Secretary                 N/A

Dru E. Campbell        50            Assistant Secretary       N/A


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

     The business experience and principal occupations of each Director and Officer of the Company for at least the past five years are as follows:

     A.G. Foust has been President of the Company since May 1, 1995, and he has been a Director since its inception. He also served as President of the Company since its inception in 1984 until September 1993. From June of 1984 to June of 1986, he was employed as a licensed registered representative and Vice President of Corporate Finance of B. J. Leonard & Company, Inc., a brokerage firm located in Denver, Colorado. From January 1976 to May 1984, he was President and Director of Minerals Engineering Company, a corporation with a class of equity securities registered under the Securities Exchange Act of 1934. Minerals Engineering Company, now a wholly-owned subsidiary of Hecla Mining Co., is in the mining business. Mr. Foust has over 35 years of experience in the natural resources industry. From April 1972 through January 1976, he served as Assistant Vice President and Loan Officer of the First National Bank of Denver. His responsibilities as a loan officer included providing financial services for natural resource and mining companies. From November 1969 to April 1972, he was operations manager at Chorney Oil Company, a privately owned oil and gas exploration and production Company, and was responsible for all drilling completions, production and engineering. From 1968 through 1969, he served as a consulting engineer associated with Minerals Management, Inc., Casper, Wyoming. From April 1968 through November 1968, he served as District Engineer of Consolidated Oil and Gas, Inc., operating out of Denver, Colorado. From June 1964 through April 1968, Mr. Foust was employed as a chemical engineer with Shell Oil Company, designing and supervising production of water and chemical flood installations. Mr. Foust has a Bachelor of Science degree in Chemical Engineering from Montana State University.

     Stewart A. Jackson was President of the Company from September 1993 until May 1995 and has been a Director since early 1992. He had also served as a director of Layfield Resources, Inc., a publicly-held Company listed on the Vancouver Stock Exchange, from 1993 to May 1995. Mr. Jackson has 35 years experience in the mineral industry and has been associated with the Company in a geological consulting capacity for the past five years and as a Director since January 1, 1992. He is actively involved in exploration and development of both base and precious metal deposits in a wide range of environments for both large and small companies. He was responsible for the discovery and development of several major mineral discoveries, including the Red Dog multi-billion dollar zinc deposit in northwestern Alaska for Cominco Resources, Inc., where he was Supervisory Geologist from 1969 to 1977. He was involved in the discovery and development of the Borealis, Sout McCoy and Manhattan gold deposits in Nevada for Houston Oil and Minerals where he held the position of Manager-Minerals Exploration from 1977 to 1981. He formed Crown Resource Corp. in 1981 and acted as President of that Company until 1987. Crown Resource Corp. (now Crown Resources Corporation) currently has three major gold discoveries in production and several other gold deposits under development. He raised $20 million for the discovery and development of these and other properties before leaving Crown. He is currently involved in exploration and development projects including gold, silver, diamonds and base metals. Mr. Jackson earned a Bachelor of Science degree in Geology from the University of Western Ontario, Master of Science degree in Stratigraphy and Mineral Deposits from the University of Toronto and a Ph.D. in Stratigraphy and Economic Geology from the University of Alberta. In addition to these accomplishments, he has also been author and co-author of numerous geologic publications and received prestigious awards for some. Mr. Jackson resigned as President in May 1995, in order to devote more of his time to his foreign mining activities, and is currently on the Board of a number of Canadian mining companies.

     John J. Womack has been a Director of the Company since June 20, 1986. Mr. Womack retired in early 1982 as Adjutant General and Director of Military Affairs, Department of Defense, State of Montana, a position he had held since 1969. General Womack holds a BA degree (1947) and a Master of Arts degree (1955) from Western Montana College. In 1954 he formed Pacific Mining and Exploration Company, which developed the Carter Creek iron property in Madison and Beaverhead Counties, Montana. In 1962 he formed Southmont Exploration Company to explore Beaverhead County, Montana for tungsten. In 1980 and 1981, he owned and supervised operations for a heap leach gold venture at the Franklin Mine in Lewis and Clark Counties, Montana. From 1971 through June 1984, he was a Director of Minerals Engineering Company. General Womack has been retired since June 1984.

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

     Dru E. Campbell had been employed by the Company on a full and part-time basis since its inception as the office secretary until 1996. Ms. Campbell was appointed to fill the position of Secretary of the Corporation in January of 1989. On November 1, 1997, Ms. Campbell resigned as Corporate Secretary and assumed the position of Assistant Secretary. Ms. Campbell has over 30 years office and secretarial experience.

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

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information regarding executive compensation for the Company's President and Chief Executive Officer. No executive officer received compensation in excess of $100,000 for either of the years ended September 30, 2000 and 2001.


                                          SUMMARY COMPENSATION TABLE
                                          --------------------------


                                                                    Long Term Compensation
                                                                    ----------------------
                                 Annual Compensation                       Awards          Payouts
                                 -------------------                       ------          -------
                                                                    Restricted  Options/
Name and Principal      Fiscal                     Other Annual     Stock       SARs       LTIP         All Other
     Position            Year    Salary   Bonus    Compensation     Award(s)    (Number)   Payouts    Compensation
     --------            ----    ------   -----    ------------     --------    --------   -------    ------------
A.G. Foust, President    2000    $48,000    -0-          -0-           -0-         -0-      -0-            -0-
and Chief Executive      2001    $48,000    -0-          -0-           -0-         -0-      -0-            -0-
Officer

     No options were granted during the year ended September 30, 2001.


            OPTION/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 2000
            ---------------------------------------------------------

                         Percent of Total
                         Options/SARs
             Options/    Granted to        Exercise
             SARs        Employees in      or Base
Name         (Number)    Fiscal Year       Price ($/Sh)     Expiration Date
----         --------    -------------     ------------     ---------------

A.G. Foust   150,000        33-1/3             $0.15         March 1, 2005

     At the present time, the Company has no retirement, pension or profit sharing programs for the benefit of its employees. However, in its discretion, may adopt one or more of such programs in the future.

     Refer to Notes 7 and 8 to the Consolidated Financial Statements for status of current outstanding stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 20, 2001, the number and percentage of shares of the Company's no par value Common Stock (its only class of voting securities), owned beneficially by each Officer and Director, each person known by the Company to own more than five percent of the Company's common stock, and all Directors and Officers as a group:

Name and Address of             Amount and Nature of                  Percent of
  Beneficial Owner              Beneficial Ownership     Options (2)     Class
  ----------------              --------------------     -----------     -----

A.G. Foust                           900,000 (1)          150,000        20.9%
4810 West Delaware Drive
Larkspur, CO 80118

Stewart A. Jackson                   464,450              100,000        11.4%
6025 S. Eaton Lane
Littleton, CO 80123

Ray K. Davis                              --               50,000         1.0%
2050 South Oneida Suite 106
Denver, CO 80224

Dru E. Campbell                      182,500                              3.7%
4810 West Delaware Drive
Larkspur, CO 80118

John J. Womack                       112,500              100,000         4.2%
208 E. Bannack
Dillon, MT 59725

All Officers and Directors as a    1,659,450                             34.1%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended September 30, 2001, there were no transactions between the Company and any of its officers, directors or principal shareholders.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS. None

     (b) No reports were filed on Form 8-K during the Company's fourth quarter ended September 30, 2001.

                          INDEX TO FINANCIAL STATEMENTS


TITLE                                                                PAGE

Independent Auditors' Report                                         F-1

Consolidated Balance Sheets as of
     September 30, 2001 and 2000                                     F-2 to F-3

Consolidated Statements of Operations
     for the Years Ended September 30, 2001 and 2000                 F-4

Consolidated Statements of Stockholders' Equity for the
     Years Ended September 30, 2001 and 2000                         F-5

Consolidated Statements of Cash Flows
     for the Years Ended September 30, 2001 and 2000                 F-6

Notes to Consolidated Financial Statements                           F-7 to F-26

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Monument Resources, Inc. and Subsidiaries
Denver, Colorado

We have audited the consolidated balance sheets of Monument Resources, Inc. and Subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monument Resources, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the consolidated results of their operations and cash flows for the years ended September 30, 2001 and 2000 in conformity with generally accepted accounting principles generally accepted in the United States of America.



                                             /s/ GORDON, HUGHES & BANKS, LLP
                                             -------------------------------
                                             GORDON, HUGHES & BANKS, LLP
Englewood, Colorado
November 30, 2001



                         MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                SEPTEMBER 30, 2001 AND 2000



                                          ASSETS

                                                                      2001         2000
                                                                   ----------   ----------
Current assets:
      Cash and cash equivalents                                    $    9,203   $   78,831
      Investment in marketable securities (Note 3)                    512,176      192,003
      Accounts receivable                                              55,292       56,560
      Note receivable (Note 13)                                          --         27,660
      Prepaid expense                                                  22,676       10,425
                                                                   ----------   ----------
               Total current assets                                   599,347      365,479

Mineral properties (Note 4)                                            53,616       92,718
Proved oil and gas properties, successful efforts
          method, net of accumulated depletion (Note 13)              562,195      659,786
Property and equipment:
          Gas pipeline, net of accumulated depreciation (Note 5)      171,461      183,022
          Property and equipment, net of accumulated
               depreciation (Note 5)                                   50,185       31,072
                                                                   ----------   ----------
                   Net property and equipment                         221,646      214,094

Investment in securities, at market (Note 3)                           64,231       60,991
                                                                   ----------   ----------

Total assets                                                       $1,501,035   $1,393,068
                                                                   ==========   ==========



                      See accompanying summary of accounting policies and notes to consolidated financial statements.



                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         2001            2000
                                                      -----------    -----------
Current liabilities:
      Accounts payable and accrued expenses           $    38,289    $     6,948
      Insurance proceeds, net (Note 6)                     27,952           --
                                                      -----------    -----------
               Total current liabilities                   66,241          6,948

Stockholders' equity (Notes 3 and 7):
      Preferred stock, no par value, authorized
          1,000,000 shares; none issued                      --             --
      Common stock, no par value, authorized
          10,000,000 shares; issued and outstanding
          4,869,000 shares in 2001 and 2000             3,167,782      3,167,782
      Accumulated (deficit)                            (1,805,778)    (1,834,595)
      Unrealized gain on investment
          in securities (Note 3)                           72,790         52,933
                                                      -----------    -----------
               Total stockholders' equity               1,434,794      1,386,120
                                                      -----------    -----------

Total liabilities and stockholders' equity            $ 1,501,035    $ 1,393,068
                                                      ===========    ===========



                 See accompanying summary of accounting policies and notes to consolidated financial statements.



                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                            2001          2000
                                                        -----------   -----------
Revenue:
     Oil and gas sales                                  $   296,809   $   178,769
     Gas pipeline                                           327,799       170,395
     Gain on the sale of investments (Note 3)                 2,946         2,627
     Interest                                                33,635        17,658
                                                        -----------   -----------
              Total                                         661,189       369,449

Expenses:
     Oil and gas operating expense                           92,704        75,980
     Pipeline operating expense                             113,475        96,168
     Depreciation, depletion, and amortization               73,756        94,244
     Impairment of oil and gas properties (Note 13)         128,000       245,000
     Loss on sale of mineral property                        33,640          --
     Abandonment of mineral properties (Note 4)                --          35,119
     Dry hole expense (Note 13)                                --          20,987
     General and administrative                             190,797       148,258
                                                        -----------   -----------
              Total                                         632,372       715,756
                                                        -----------   -----------

Net income (loss)                                       $    28,817   $  (346,307)
                                                        ===========   ===========

Basic income (loss) per common share                    $      0.01   $     (0.07)
                                                        ===========   ===========

Diluted income (loss) per common share                  $      0.01   $     (0.07)
                                                        ===========   ===========

Basic weighted average number of shares outstanding       4,869,000     4,894,068
                                                        ===========   ===========

Diluted weighted average number of shares outstanding     5,200,579     4,894,068
                                                        ===========   ===========


                 See accompanying summary of accounting policies and notes to consolidated financial statements.



                                           MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                                       Accumulated
                                              Common      No Par Value   Accumulated  Comprehensive                 Comprehensive
                                              Shares      Stock Amount    (Deficit)   Income (Loss)      Total      Income (Loss)
                                           --------------------------------------------------------------------------------------

Balances, September 30, 1999                 4,919,000    $ 3,164,210   $(1,488,288)   $   150,227    $ 1,826,149           --

Return and cancellation of shares
     issued for mining property (Note 7)       (50,000)          --            --             --             --             --

Equity compensation for services                  --            3,572          --             --            3,572           --

     Net (loss)                                   --             --        (346,307)          --         (346,307)   $  (346,307)

Comprehensive income (loss)
     Unrealized (loss) on securities
     held for sale (Note 3)                       --             --            --          (97,294)       (97,294)       (97,294)
                                                                                                                     -----------

Comprehensive income (loss)                       --             --            --             --             --      $  (443,601)
                                                                                                                     ===========
                                           ----------------------------------------------------------------------
Balances, September 30, 2000                 4,869,000      3,167,782    (1,834,595)        52,933      1,386,120           --

     Net income                                   --             --          28,817           --           28,817    $    28,817

Comprehensive income
     Unrealized gain on securities
     held for sale (Note 3)                       --             --            --           19,857         19,857         19,857
                                                                                                                     -----------

Comprehensive income                              --             --            --             --             --      $    48,674
                                                                                                                     ===========

                                           ----------------------------------------------------------------------
Balances, September 30, 2001                 4,869,000    $ 3,167,782   $(1,805,778)   $    72,790    $ 1,434,794           --
                                           ===========    ===========   ===========    ===========    ===========



                                        See accompanying summary of accounting policies
                                        and notes to consolidated financial statements.



                           MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                          2001         2000
                                                                       ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                                 $  28,817    $(346,307)
     Items not affecting cash:
         Depreciation, depletion and amortization                         73,756       94,244
         Impairment of oil and gas property                              128,000      245,000
         Property interest as compensation for services                    5,273         --
         Equity as compensation for services                                --          3,572
         Loss on sale of property                                         33,640         --
         Abandonment of mineral property                                    --         35,119
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                        1,268      (26,083)
         (Increase) decrease in prepaid expenses                         (12,251)      (2,010)
         Increase (decrease) in accounts payable                          31,341      (16,958)
         Increase in insurance proceeds, net                              27,952         --
                                                                       ---------    ---------

              Net cash flows provided (used) by operating activities     317,796      (13,423)

Cash flows from investing activities:
     Proceeds from the sale of oil and gas properties                       --         12,340
     Proceeds from the sale of mineral properties                          7,405         --
     Purchase of oil and gas properties                                  (87,391)        --
     Purchase of equipment                                               (31,542)      (2,862)
     Proceeds from note receivable                                        27,660         --
     Bond purchases                                                     (905,987)        --
     Proceeds from sale of bonds                                         602,431       26,403
                                                                       ---------    ---------

              Net cash flows provided (used) by investing activities    (387,424)      35,881

Net increase (decrease) in cash                                          (69,628)      22,458
                                                                       ---------    ---------

Cash and cash equivalents
     Beginning of period                                                  78,831       56,373
                                                                       ---------    ---------

     End of period                                                     $   9,203    $  78,831
                                                                       =========    =========

                   SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                   -------------------------------------------------------

                                                                          2001         2000
                                                                       ---------    ---------

Increase (decrease) in unrealized gain on
     securities available for sale                                     $  19,857    $ (97,294)
                                                                       =========    =========


                        See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             F-6

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Monument Resources, Inc. and Subsidiaries (the "Company") was organized under the laws of the State of Colorado on October 1, 1984. The Company is in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from its oil and gas properties. The Company's mineral properties are in Montana, and British Columbia, Canada (2000 only). The Company's oil and gas properties are in Webb and Knox Counties, Texas, Leavenworth County, Kansas and Kimball County, Nebraska. The Company also operates a gas pipeline in conjunction with its Leavenworth gas wells.

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

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned Canadian subsidiary, formed for the purpose of owning real property in British Columbia, and its wholly owned Kansas subsidiary, COG Transmission Corporation. All inter-company transactions and balances have been eliminated in consolidation.

STATEMENT OF CASH FLOWS

For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash restricted from use in operations beyond three months is not considered a cash equivalent.

RECLASSIFICATIONS

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

MINERAL PROPERTIES

Acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties are expensed. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Proved and unproved mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINERAL PROPERTIES  (CONTINUED)

Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized.

OIL AND GAS PROPERTIES

The Company follows the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Unproved properties are assessed at least annually for possible impairment due to unrecoverability of costs invested under the rules of Statement of Financial Accounting Standards ("SFAS") No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Proved properties are assessed at least annually under the accounting rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

PROPERTY, EQUIPMENT AND GAS PIPELINE

The property, equipment and gas pipeline are recorded at cost. Depreciation of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to seven years. The gas pipeline is being depreciated on the units-of-gas production method based on the production of the gas wells served by the pipeline. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

DEFFERED INCOME TAXES

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis under the tenets of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, the Company periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and reduces the carrying value of impaired assets to fair value.

STOCK-BASED COMPENSATION

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for consultants and non-employees. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Financial Accounting Standards Board encourages entities to adopt the fair-value based method but does not require adoption of this method. The Company will continue its current accounting policy under APB No. 25 for employees and directors and has adopted the disclosure-only provisions of SFAS No. 123 for any options and warrants issued to employees and directors.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

The Company has adopted Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the year ended September 30, 2001:

                                                 2001
                                                 ----
                                                                 Per
                                            Net                  Share
                                          Income      Shares     Amount
                                          ------      ------     ------

          Basic earnings per share:

            Net income and
            share amounts               $  28,817   4,869,000   $   0.01

            Dilutive securities
             stock options                   --       331,579    --
                                        --------------------------------

          Diluted earnings per share:

            Net income and assumed
            share conversion            $  28,817   5,200,579   $   0.01
                                        ================================


The Company had a net loss of $346,307 for the year ended September 30, 2000. Because of the net loss, the basic and diluted weighted average shares outstanding are considered the same, since including the shares would have an anti-dilutive effect on loss per share calculations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

BUSINESS COMBINATIONS

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company does not believe that adoption of this statement will have any impact on the financial statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS 142 requires, among other things, the companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company does not believe that adoption of this statement will have any impact on the financial statements.

ASSET RETIREMENT OBLIGATIONS

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for financial statements issued for years beginning after June 15, 2002 with earlier application allowed. The Company has not determined the impact of the statement on the financial statements upon adoption.

ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In October 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined the impact of the statement on the financial statements upon adoption.

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


NOTE 2 - MANAGEMENT'S USE OF ESTIMATES (CONTINUED)

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

NOTE 3 - INVESTMENT IN SECURITIES

The Company has recorded its investment in 75,000 shares of Southern Africa Minerals Corporation ("SAMC") (Toronto Exchange), a Canadian company, and 380,000 (reverse split from 1,900,000 shares of Layfield Resources, Inc.) shares of Play Fair Mining Ltd. ("Play Fair") (formerly Layfield Resources, Inc.) (Vancouver Exchange), a Canadian company, at fair value in accordance with SFAS No. 115. During fiscal years 2001 and 2000, no shares were sold. Based on the demonstrated liquidity and marketability of the Play Fair and SAMC shares, and in accordance with SFAS 115, the Company has recorded its investments in the stocks based on published market listings and on the closing bid price on the stocks' respective exchanges. These shares are classified by the Company as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

The Company's investment in debt securities consists of various U.S. government financial instruments. The Company considers these bonds to be currently available for sale and has no timetable for sale or redemption. Nevertheless, the Company does not expect to hold the bonds to maturity. During fiscal 2001 and 2000, the Company sold bonds for a net gain on sale of $2,946 and $2,627, respectively.

Investments in securities are summarized as follows at September 30, 2001:

                                                    Unrealized Gain  Fair Market
                                                        (Loss)          Value
                                                       --------       --------
   Available-for-sale securities
        Common Stock                                   $ 61,828       $ 64,231
        Debt Securities (maturing 1 to 17 years)         10,962        512,176
                                                       --------       --------

                                                       $ 72,790       $576,407
                                                       ========       ========

Investments in securities are summarized as follows at September 30, 2000:

                                                    Unrealized Gain  Fair Market
                                                         (Loss)         Value
                                                       ---------      ---------
   Available-for-sale securities
        Common Stock                                   $  58,588      $  60,991
        Debt Securities (maturing 1 to 19 years)          (5,655)       192,003
                                                       ---------      ---------

                                                       $  52,933      $ 252,994
                                                       =========      =========

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $53,616 at September 30, 2001 and 2000, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

The Company is continually trying to locate joint venture opportunities to further explore the property and has considered selling the property. An alternative use is to sell the property as ranch land. The property's value as ranch land or as a homesite approximates the Company's capitalized costs in the prospect.

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

The Company's Wisconsin Mine Property consisted of two patented gold mining claims covering approximately 64 acres. An alternative use for the property was the harvesting of timber or sale as real estate. This property was sold at a loss of $33,640 in the year ended September 30, 2001.

ALL MINERAL PROPERTIES

Total mineral costs for all properties capitalized were $53,616 and $92,718 as of September 30, 2001 and 2000, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                         2001         2000
                                                      ---------    ---------
   Land                                               $  12,500    $  12,500
   Machinery                                             96,898       77,885
                                                      ---------    ---------
       Total                                            109,398       90,385

   Less: accumulated depreciation                       (59,213)     (59,313)
                                                      ---------    ---------

       Net property, plant and equipment                 50,185       31,072

   Pipeline                                             300,000      300,000

   Less: accumulated depreciation                      (128,539)    (116,978)
                                                      ---------    ---------

       Net pipeline                                     171,461      183,022
                                                      ---------    ---------

       Net property, plant, equipment and pipeline    $ 221,646    $ 214,094
                                                      =========    =========

Depreciation expense charged to operations was $23,989 and $38,804 in fiscal 2001 and 2000, respectively.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5 - PROPERTY AND EQUIPMENT (CONTINUED)

The useful lives of property and equipment for purposes of computing depreciation are as follows:

     Machinery and equipment        3 - 7 years
     Pipeline                       Useful life of related gas production,
                                    Approximately 5 to 7 years

NOTE 6 - INSURANCE PROCEEDS, NET

In March 2001, the Company had a compressor in its gas gathering system destroyed by fire, with a subsequent insurance settlement of $43,000. The net book value of the destroyed equipment, together with rental payments for a temporary replacement compressor, have been charged to the insurance proceeds. A new compressor will be purchased and installed when the Company has sufficient production history from new producing zones in the property to accurately estimate the required capacity. See Note 14. Remaining unused insurance proceeds are presented as a liability.

NOTE 7 - STOCKHOLDERS' EQUITY

The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 2001, no shares of preferred stock have been issued.

During fiscal year 2000, the Company abandoned the Skane zinc prospect. Concurrently, the joint venture partner returned 50,000 shares of the Company's common stock that had been issued in October 1997 for no consideration. The Company cancelled the shares.

NOTE 8 - STOCK OPTION PLANS

During 2000, the Company adopted a new Stock Option Plan (the " 2000 Plan"). The exercise price of the shares covered by options granted pursuant to the 2000 Plan may not be less than the fair market value of the common stock on the grant date. Further, the exercise price shall not be less than 110% of the fair market value of the common stock on the day of grant if the optionee owns 10% or more of the Company's common stock. With respect to each individual option granted under the 2000 Plan, the Board of Directors will determine separately the number of shares, the option period, and the limitations which will apply to the exercise of options. As of September 30, 2000, the Company had an aggregate of 750,000 common shares reserved for issuance under the 2000 Plan. Additionally, as of September 30, 2000, options to purchase 450,000 common shares had been granted to three board members, an employee and a consultant. No options were granted to employees or directors for the year ended September 30, 2001. However, options to purchase 100,000 common shares were granted to a third party for future business venture activities on behalf of the Company.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - STOCK OPTION PLANS (CONTINUED)

The Company applies SFAS No. 123 in accounting for options granted to consultants. Accordingly, the fair value of each option granted to the consultant is estimated on the date of grant using the Black-Scholes option-pricing model.

During 2001, the Company granted options to purchase 100,000 common shares to a consultant. The options are exercisable at $.50 per common share for a period of two years beginning July 31, 2001. The following weighted average assumptions were utilized in valuing the 2001 options: no dividend yield, expected volatility of 20%, risk free interest rates of 8.5% and expected lives of 2 years. Using these factors, the Black Scholes option-pricing model calculates compensation to the consultant of $-0- because the shares are thinly traded with minimal price volatility. Management considers the services to be rendered under this agreement to be immaterial and has not recorded any value to the granting of these options.

During 2000, the Company granted options to purchase 50,000 common shares to a consultant. The options are exercisable at $.15 per common share for a period of five years beginning March 2, 2000. The following weighted average assumptions were utilized in valuing the 2000 options: no dividend yield, expected volatility of 100%, risk free interest rates of 8.5% and expected lives of 5 years.

Based on the model, $-0- and $3,572 of consulting expense was recorded for the years ended September 30, 2001 and 2000, respectively for grant of options to the consultant in conformity with SFAS No. 123 requirements.

The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                           Number of     Weighted Average
                                                        Exercise Price of
                                            Shares      Shares Under Plans
                                           ---------    ------------------
     Outstanding September 30, 1999            -             $.  -
     Granted                                450,000            .15
     Exercised                                 -                 -
     Forfeited or expensed                     -                 -
                                           ---------    ------------------
     Outstanding September 30, 2000         450,000            .15
     Granted                                100,000            .50
     Exercised                                 -                 -
     Forfeited or expensed                     -                 -
                                           ---------    ------------------
     Outstanding September 30, 2001         550,000           $.27
                                           =========    ==================

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - STOCK OPTION PLANS (CONTINUED)

The Company applies APB 25 in accounting for options granted to employees and directors. The exercise price of the employees' and directors' options equaled or exceeded the fair market value of the common shares on the date of grant and, accordingly, no compensation cost has been recognized for options granted to employees and directors under the provisions of APB 25 for stock options. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the options granted to employees and directors been determined under SFAS 123, based on the fair market value at the grant date, the Company's pro forma net income (loss) and net income (loss) per share would have been reflected as follows:

                                              2001          2000
                                            --------     ---------
     Net earnings (loss)
         As reported                        $ 28,817     $(346,307)
         Pro forma                          $ 28,817     $(374,882)
     Net earnings per share
         As reported                          $  .01       $  (.07)
         Pro forma                            $  .01       $  (.08)

NOTE 9 - INCOME TAXES

There is no current or deferred income tax expense for the years ended September 30, 2001 and 2000 because the Company had net losses for income tax purposes in the year 2000 and has sufficient net operating loss carry forward to offset taxable income in the year ending September 30, 2001. During 2001, the Company used $85,046 in net operating loss carryforwards to offset fiscal September 30, 2001 taxable income. For 2001, the Company had $85,046 of taxable income representing corporate income taxes of $17,166 before utilizing net operating losses of $85,046 to bring the tax liability to $0.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 9 - INCOME TAXES (CONTINUED)

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet at September 30, 2001 and 2000 is the result of the following:

                                              2001         2000
                                           ---------    ---------
              Deferred tax liabilities:    $    --      $    --
                 Insurance proceeds, net      (9,504)
              Deferred tax assets:              --
                 Net operating loss          407,096      436,542
                 Securities valuation        107,147      105,224
                 Oil and gas properties       79,066      209,392
                 Pipeline depreciation       (44,642)     (39,447)
                                           ---------    ---------
                        Total                539,163      711,711
              Less:  valuation allowance    (539,163)    (711,711)
                                           ---------    ---------
              Net deferred tax assets      $    --      $    --
                                           =========    =========

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the two years ended September 30 is as follows:

                                                        2001    2000
                                                       ------  ------
           Statutory federal income tax rate             34%    (34%)

           State tax net of federal benefit             --      --

           Effect of net operating loss carryforwards   (34%)    34%
                                                        -----   -----

           Effective rate                                 0%      0%
                                                        =====   =====

The temporary differences causing the deferred tax asset are expected to reverse over the next ten years. At September 30, 2001 and 2000, the Company has operating loss carryforwards of $1,197,340 and $1,282,386, respectively. The operating loss carryforwards expire beginning in 2011($105,585 in 2011 and $1,082,530 thereafter).

NOTE 10 - RELATED PARTY TRANSACTIONS

At September 30, 2001 and 2000, the Company's president owned 18.48% of the outstanding shares of common stock, the Company's assistant secretary owned 3.75%, and one of the Company's directors owned 9.54%.

During the year ended September 30, 2000, the Company granted stock options to three board members, an employee and a consultant. (Note 8)

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 11 - MAJOR CUSTOMERS

The Company derived in excess of 10% of its revenue from various sources (oil and gas sales and sale of securities) as follows:

                                                      Company    Company
                                                         A          B
                                                      -------    -------
         Year ended:
                September 30, 2001                      82%         *

                September 30, 2000                      79%        12%

         *Less than 10%

NOTE 12 - SEGMENT INFORMATION

The Company operates in three industry segments: (1) oil and gas exploration and development, (2) gas transmission pipeline and (3) mineral exploration and development.

Identified assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, investment in stocks and bonds, and furniture and fixtures.

The Company has adopted SFAS No. 131. The adoption of SFAS No. 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

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

During the years ended September 30, 2001 and 2000, there were no inter-segment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

Net sales to one customer of the oil and gas segment totaled approximately $512,085 and $287,753 of revenues or 82% and 79% for the years ended September 30, 2001 and 2000, respectively.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 12 - SEGMENT INFORMATION (CONTINUED)

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.


Segment information consists of the following:

                                    Oil and Gas   Pipeline     Mining      Corporate    Consolidated
                                    -----------   --------     ------      ---------    ------------
Revenues:
2001                                 $ 296,809    $ 327,799   $       0    $   36,581    $   661,189
2000                                   178,769      170,395           0        20,285        369,449

Income (Loss) From Operations
2001                                 $  20,678    $ 196,722   $ (33,640)   $ (154,943)   $    28,817
2000                                  (264,288)      46,433     (35,119)      (93,333)      (346,307)

Identifiable Assets (net)
2001                                 $ 593,142    $ 242,908   $  53,616    $  611,369    $ 1,501,035
2000                                   721,418      235,544      92,718       343,388      1,393,068

Depreciation, Depletion and Valuation
Charged to Identifiable Assets
2001                                 $ 183,427    $  17,602   $       0    $      727    $   201,756
2000                                   310,970       27,794           0           480        339,244

Capital Expenditures
2001                                 $  87,391    $  28,870   $       0    $    2,672    $   118,933
2000                                     2,862            0           0             0          2,862


NOTE 13 - OIL AND GAS ACTIVITIES

During the year ended September 1999, the Company entered into an agreement to transfer operations of its East Voss property in Knox County, Texas to an unrelated party. The agreement provides that the new operator will assume all the rights and obligations associated with the project in exchange for a cash payment of $10,000, note payable to the Company of $40,000 plus interest at 10% per annum and a perpetual overriding royalty (ORR) interest of 7.5%. During the year ended September 30, 2000, the parties agreed to the terms of the contract and the transfer was recorded. As of September 30, 2000, the outstanding balance of the note payable to the Company was $27,660. The note was paid during the year ended September 30, 2001.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 13 - OIL AND GAS ACTIVITIES (CONTINUED)

CAPITALIZED COSTS

Capitalized costs associated with oil and gas producing activities, excluding the Kansas pipeline, are as follows:

                                                    September 30,
                                              --------------------------
                                                 2001           2000
                                              -----------    -----------
       Proved properties                      $ 1,769,173    $ 1,638,997
       Impairment Allowance                      (934,448)      (806,448)
       Accumulated depreciation, depletion,
       and amortization                          (272,530)      (222,764)
                                              -----------    -----------

                      Net capitalized costs   $   562,195    $   659,786
                                              ===========    ===========

In the years ended September 30, 2001 and 2000, the Company recorded impairments of $128,000 and $245,000, respectively, to its Galvin Ranch proved undeveloped oil field. The impairment valuation was based on a determination of the fair market value of the property.

COSTS INCURRED

Information relating to the Company's costs incurred in its oil and gas property acquisition, exploration, and development activities is summarized as follows:

                                                 September 30,
                                               -----------------
                                                2001       2000
                                               -------   -------
                Acquisition of properties      $  --     $  --
                Development costs               87,391     2,862
                Exploration costs                 --      20,987
                                               -------   -------

                        Total costs incurred   $87,391   $22,756
                                               =======   =======

For the year ended September 30, 2000, the Company participated in the drilling of one dry well at a cost of $20,987. There were no exploration costs incurred for the year ended September 30, 2001.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 13 - OIL AND GAS ACTIVITIES (CONTINUED)

RESULTS OF OPERATIONS

Results of operations for oil and gas producing and pipeline activities are as follows:

                                                            September 30,
                                                       ----------------------
                                                          2001         2000
                                                       ---------    ---------
 Revenues                                              $ 624,608    $ 349,164
 Production and operating costs                         (206,179)    (228,255)

 Impairment of oil and gas properties                   (128,000)    (245,000)
 Depreciation and depletion                              (73,029)     (93,764)
                                                       ---------    ---------

 Results of operations (excluding corporate overlap)
                                                       $ 217,400    $(217,855)
                                                       =========    =========

UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of September 30, 2001 and 2000 were prepared by Dr. H. I. Bilgesu and Sure Engineering, respectively. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

       Changes in proved reserves              (M BBLS)   (MMCF)
                                               --------   ------

       Estimated quantity, September 30, 1999       16     1,470
       Revisions of previous estimate             --        (528)
       Production                                 --        (104)
                                                ------    ------

       Estimated quantity, September 30, 2000       16       838
       Revisions of previous estimate             --         806
       Production                                 --        (111)
                                                ------    ------

       Estimated quantity, September 30, 2001       16     1,533
                                                ======    ======

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 13 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED OIL AND GAS RESERVE QUANTITIES (CONTINUED)

   Proved reserves at year end             Developed   Undeveloped    Total
   ---------------------------             ---------   -----------    -----

     Oil (M BBLS):
         September 30, 2001                    --            16          16
         September 30, 2000                    --            16          16

     Gas (MMCF):
         September 30, 2001                   1,078         455       1,533
     September 30, 2000                         838        --           838


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

The following presents the unaudited principal components of the standardized measure of the discounted future net cash flows:

                                                                September 30,
                                                             ------------------
                                                              2001        2000
                                                             ------------------
                                                               (in thousands)

    Future cash inflows                                      $ 2,568    $ 2,186
    Future production and development costs                   (1,285)      (794)
    Future income tax expense                                   --         --
                                                             -------    -------
    Future net cash flows                                      1,283      1,392

    10% annual discount for estimated timing of cash flows      (537)      (584)
                                                             -------    -------

    Standardized measure of discounted cash flows            $   746    $   808
                                                             =======    =======

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 13 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED STANDARDIZED MEASURE (CONTINUED)

The following presents the unaudited principal source of the changes in the standardized measure of discounted future net cash flows:

                                                       Years ended September 30,
                                                       -------------------------
                                                            2001     2000
                                                       -------------------------
                                                            (in thousands)
    Standard measure of discounted future net cash flows:
           Beginning of year                                $ 808    $ 892
                                                            -----    -----
    Sales and transfers of oil and gas produced,
                 net of production costs                     (204)    (103)
    Net changes in prices and production costs and other     (633)     211
    Changes in future development costs                       (54)     231
    Revisions of previous quantity estimates                  795     (295)
    Other                                                     (47)    (217)
    Net change in income taxes                               --       --
    Accretion of discount                                      81       89
                                                            -----    -----
                                                              (62)     (84)
                                                            -----    -----
           End of year                                      $ 746    $ 808
                                                            =====    =====

NOTE 14 - LEASES

The Company has an operating lease for a gas compressor that it uses in its pipeline operation. Lease costs for the equipment amounted to $18,570 and $18,042 in fiscal 2001 and 2000, respectively. The lease is renewable on a month-to-month basis and is currently at a rate of $1,783 per month.

The Company also has an operating lease for a gas compressor leased to replace a gathering system compressor destroyed by fire in March 2001 (see Note 6). This lease was originally for a term of six months and is now renewable on a month-to-month basis at the rate of $1,469 per month. A total of $8,400 was charged to the insurance proceeds received during the year ended September 30, 2001.

The Company maintains offices in Denver, Colorado, at a cost of $970 per month. Lease costs for the office space totaled $12,170 and $10,158, respectively, for the years ended September 30, 2001 and 2000.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 15 - LITIGATION

On or about February 13, 2001, the Company filed suit against RME Petroleum Company, f/k/a Union Pacific Resources Company in U.S. District Court for the Southern District of Texas. The Company alleges that RME relinquished the lease to the Galvan Ranch without providing notice to the Company as was required in an agreement and in an operating agreement between the Company and RME. As a result, the Company believes that it has suffered significant damages. The case is in the early stages of discovery and no assurance can be given as to its outcome.

NOTE 16 - INTERIM FINANCIAL DATA AND IMPAIRMENT LOSS

At year end, the Company recorded an adjustment that is material to the results of the fourth quarter. The Company recorded an impairment of the Galvin Ranch property as a result of receiving production reserve estimates prepared by an independent engineer. The effect of a decrease in gas prices used in the reserve estimates caused the undiscounted future cash flows of the property to fall below the carrying value of the asset. Consequently, the Company experienced an event as defined by SFAS No. 121. Therefore, an impairment valuation of $128,000 was recorded in the fourth quarter based on the discounted cash flows from the reserve estimates.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONUMENT RESOURCES, INC.




Date:  December 21, 2001                    By /s/ A.G. Foust
A.G. Foust, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signature                    Title                                   Date
---------                    -----                                   ----

/s/ A.G. Foust               President (Chief Executive        December 21, 2001
A.G. Foust                   Officer, Principal Financial
                             and Accounting Officer
                             and Director)



/s/ Stewart A. Jackson       Director                          December 21, 2001
Stewart A. Jackson


/s/ John J. Womack           Director                          December 21, 2001
John J. Womack