Form 10QSB
period 2001-12-31
MONUMENT RESOURCES INC
filed 2002-02-08
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
            Act of 1934

         For the quarterly period ended December 31, 2001

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,869,000 shares of common stock were outstanding at February 8, 2002.

Transitional Small Business Disclosure Format (Check One):

                               Yes     No  X
                                  -----  -----

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.           FINANCIAL INFORMATION

     Item 1.      Consolidated Balance sheets as of                           2
                  December 31, 2001 and September 30, 2001

                  Consolidated Statements of Operations                       4
                  for the Three Months ended
                  December 31, 2001 and 2000

                  Consolidated Statements of Cash Flows                       5
                  for the Three Months ended
                  December 31, 2001 and 2000

                  Notes to Consolidated Financial Statements                  6

     Item 2.      Management's Discussion and Analysis of                     20
                  Financial Condition and Results of Operations

PART II.          OTHER INFORMATION                                           22



                     MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                       December 31,     September 30,
                                                           2001             2001
                                                       (Unaudited)        (Audited)
                                                        ----------       ----------


Current assets
         Cash                                           $     --         $    9,203
         Investment in securities                          432,112          512,176
         Accounts receivable                                62,164           55,292
         Prepaid expense                                     8,283           22,676
                                                        ----------       ----------

Total current assets                                       502,559          599,347
                                                        ----------       ----------

Mineral properties                                          53,616           53,616
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depreciation                   580,105          562,195

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                        168,561          171,461
         Property and equipment, net of
           accumulated depreciation                         47,085           50,185
                                                        ----------       ----------

Net property and equipment                                 215,646          221,646

Investments in securities, at market                        40,984           64,231
                                                        ----------       ----------

Total assets                                            $1,392,910       $1,501,035
                                                        ==========       ==========


See Notes to Consolidated Financial Statements.

                                         2




                      MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     December 31,      September 30,
                                                         2001              2001
                                                      (Unaudited)       (Audited)

Current liabilities
         Accounts payable and accrued expenses       $    45,984       $    38,289
         Insurance proceeds, net                          23,546            27,952
         Note payable - current (Note 4)                   5,000              --
                                                     -----------       -----------

Total current liabilities                                 74,530            66,241
                                                     -----------       -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued
Common Stock, no par value, authorized
         10,000,000 shares; 4,869,000 issued
         and outstanding on September 30, 2001
         and December 31, 2001                         3,167,782         3,167,782
Accumulated deficit                                   (1,895,328)       (1,805,778)
Unrealized gain on investment in securities               45,926            72,790
                                                     -----------       -----------

Total stockholders' equity                             1,318,380         1,434,794
                                                     -----------       -----------

Total liabilities and stockholders' equity           $ 1,392,910       $ 1,501,035
                                                     ===========       ===========


See Notes to Consolidated Financial Statements.






                           MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                        Three Months          Three Months
                                                      Ended December 31,   Ended December 31,
                                                            2001                  2000
                                                         ----------            ----------
Revenue
         Oil and gas sales                               $   34,305           $   56,971
         Pipeline income                                     29,466              124,127
         Interest and other                                   3,010                2,956
         Gain on sale of investment stock                     2,421                6,623
                                                         ----------           ----------

                  Total                                      69,202              190,677
                                                         ----------           ----------

Expenses
         Oil and gas operating expense                       13,390               40,807
         Pipeline operating expense                          38,264               26,650
         General and administrative                          88,648               50,621
         Depletion, depreciation and amortization            18,450               23,593
                                                         ----------           ----------

                  Total                                     158,752              141,671
                                                         ----------           ----------

Net income (loss) $                                         (89,550             )$49,006
                                                         ==========           ==========
Basic income (loss) per common share                        ( .02 )                  .01
                                                         ==========           ==========
Diluted income (loss) per common share                      ( .02 )                  .01
                                                         ==========           ==========
Weighted average number of shares outstanding             4,869,000            4,869,000
                                                         ==========           ==========


See Notes to Consolidated Financial Statements.

                                               4



                         MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                           Three Months Ended December 31,
                                                                  2001          2000
                                                               ----------    ---------
Cash flows from operating activities:
Net income (loss)                                              $ ( 89,550)      49,006
Items not affecting cash:
         Depreciation, depletion and amortization                  18,450       23,593
         Gain on sale of securities                                (2,420       (6,623)
 Changes in operating assets and liabilities:
         Decrease in prepaid expense                               14,393        4,717
         Increase in accounts receivable                          ( 6,872)     (17,341)
         Increase in accounts payable and
           accrued expenses                                         8,289       33,009
                                                                ---------    ---------

Net cash flow from operations                                    ( 57,710)      86,361
                                                                ---------    ---------

Cash flows from investing activities:

Proceeds from sale of investment securities                        78,867        6,623

Proceeds from bond investment                                        --          6,170

Additions to oil and gas properties                               (30,360)      (9,369)

Investment in bond fund                                              --        (66,318)
                                                                ---------    ---------

Net cash flows from investing activities:                          48,507      (62,894)
                                                                ---------    ---------

Net increase (decrease) in cash                                   ( 9,203)      23,467

Cash at beginning of period                                         9,203       78,831
                                                                ---------    ---------

Cash at end of period                                           $    --      $ 102,298
                                                                =========    =========


                    Schedule of Non-cash Investing Activities
                    -----------------------------------------
(Decrease) in unrealized gain on
         securities available for sale                          $ (26,864)   $ (13,140)
                                                                =========    =========


See Notes to Consolidated Financial Statements

                                             5

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Monument Resources, Inc. was organized under the laws of the State of Colorado on October 1, 1984. We are in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from our oil and gas properties. Our mineral properties are in Montana. Our oil and gas properties are in Webb and Knox counties, Texas, Leavenworth county, Kansas and Kimball county, Nebraska. We also operate a gas pipeline in conjunction with our Leavenworth gas wells.

     We have a substantial investment in mineral and oil and gas properties. We may not have sufficient capital to fully explore our mineral holdings or to develop some of our oil and gas properties, which would require significant additional investment. We have in the past relied on joint venture partners to supply most of the funds needed to explore or develop our properties, and may also rely on such partners for similar funding in the future. The ability to obtain outside funding may be critical to our exploration and development efforts of some of our properties. As a result of these factors, recovery of our investments in these properties cannot be assured.

CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of our company, our wholly owned Canadian subsidiary formed for the purpose of owning real property in British Columbia, and our wholly owned Kansas subsidiary, COG Transmission Corporation. All inter-company transactions and balances have been eliminated in consolidation.

STATEMENT OF CASH FLOWS

     For statement of cash flow purposes, we consider short-term investments with original maturities of three months or less to be cash equivalents. Cash restricted from use in operations beyond three months is not considered a cash equivalent.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

MANAGEMENT'S USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

     We evaluate the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis under the tenets of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, we periodically evaluate the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles and goodwill related to those assets for potential impairment. We consider projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and reduce the carrying value of impaired assets to fair value.

EARNINGS PER SHARE

     We have adopted Financial Accounting Standard No. 128 addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.



                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings (loss) per share for the quarters ended December 31, 2001, and 2000:

                                                 2001                                       2000
                                  ----------------------------------          -------------------------------
                                                                Per                                     Per
                                      Net                      Share            Net                     Share
                                    (Loss)        Shares       Amount          Income        Shares     Amount

Basic earnings per share:
     Net income (loss)
     and share amounts            $(89,550)      4,869,000     $(.02)         $ 49,006      4,869,000    $ .01

     Dilutive securities:
       None                       --------       ---------     -----          --------      ---------    -----

Diluted earnings per share:
     Net income (loss) and
      assumed share conversion    $(89,550)      4,869,000     $(.02)         $ 49,006      4,869,000    $ .01
                                  ========       =========     =====          ========      =========    =====



COMPREHENSIVE INCOME

     We have adopted Financial Accounting Standard No. 130, which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, we report unrealized gains and losses on investments in debt and equity securities as changes in equity.

                                       8

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

SEGMENT REPORTING

     We have adopted Financial Accounting Standard No. 131, which requires a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by us in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

OIL AND GAS PROPERTIES

     We follow the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped and unproved properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Developed and proved properties are periodically assessed under the accounting rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

PROPERTY, EQUIPMENT, AND GAS PIPELINE

     Depreciation of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. Our gas pipeline is being depreciated on units-of-gas production method based on the production of the gas wells served by the pipeline. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in our operations in the period realized.

INCOME TAXES

     We have made no provision for income taxes for the three-month period ended December 31, 2001 since we utilize net operating loss carryforwards. We had $1,197,340 of such carryforwards at September 30, 2001.

INVESTMENTS IN SECURITIES

     We follow Financial Accounting Standard No. 115 in accounting for our security investments. In accordance with SFAS No. 115, our investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value in the balance sheet with an equal amount representing unrealized gains recorded as a component of stockholders' equity. The current market value was derived from published newspaper quotations as of December 31, 2001, and September 30, 2001. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of the securities sold as determined by specific identification.

FINANCIAL INSTRUMENTS

Concentration of Credit Risk
----------------------------

     Financial instruments, which potentially subject us to significant concentrations of credit risk, consist principally of cash, trade receivables and investments in securities.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     We maintain cash with various financial institutions. We periodically evaluate the financial standing of these institutions and believe the credit risk to be minimal.

     We have recorded trade accounts receivable from the business operations. We periodically evaluate the collectibility of trade receivables and believe the receivables to be fully collectible and the credit risk to be minimal.

     Our investment in U.S. Government securities and other corporate bonds is subject to moderate price volatility due to interest rate changes; however, realization of these investments has minimal risk. Our investment in common stock of two companies is subject to substantial price volatility due to the nature of Canadian stock markets, the nature of the extractive industries business and variations in the Canadian dollar exchange rate.

Fair Value
----------

     The carrying amount of our financial instruments is equivalent to their fair value as follows:

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 2 -- ESTIMATES AND RISKS (CONTINUED)

     Financial statement accounts, which potentially subject us to concentrations of credit risk, consist primarily of cash and investments in securities. We attempt to deposit our cash with high quality financial institutions in amounts less than the federal insurance limit of $100,000 in order to limit credit risk. Our investment in bonds is considered to have minimum credit risk since they are U.S. government instruments. Our investments in common stock are considered to have substantial credit risk since the stock is in companies without a long history of successful operations and whose market values are variable and cyclical.

     The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which we carry catastrophe insurance. At this time, we know of no substantial costs from environmental accidents or events for which we may be currently liable. In addition, our oil and gas business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

NOTE 3 -- INVESTMENTS IN SECURITIES

     We have recorded our investment in 75,000 shares of Southern Africa Minerals Corporation ("SAMC") (Toronto Exchange), a Canadian company, and 380,000 shares of PlayFair Mining, Ltd. ("PlayFair") (formerly LayField Resources, Inc.) (Vancouver Exchange), a Canadian company, at fair value in accordance with Financial Accounting Standard No. 115. During the quarters ended December 31, 2001 and 2000, we sold no shares of stock of either of these two companies. Based on the demonstrated liquidity and marketability of the PlayFair and SAMC shares, and in accordance with Financial Accounting Standard No. 115, we have recorded our investments in the stocks based on published market listings and on the closing bid price in the stocks' respective exchanges. These shares are classified as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

     Our investment in debt securities consists of various U.S. government financial instruments and other corporate bonds. We consider these bonds to be currently available for sale and have no timetable for sale or redemption. Nevertheless, we do not expect to hold the bonds to maturity.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 -- INVESTMENTS IN SECURITIES (CONTINUED)

Investments in securities are summarized as follows at December 31, 2001:

                                                  Unrealized            Fair
                                                  Gain (Loss)           Value
                                                   --------            --------
Available-for-sale securities:
     Common stock                                  $ 38,580            $ 40,984
     Debt securities (maturing in 1 to 26 years)      7,346             432,112
                                                   --------            --------

                                                    $45,926            $473,096
                                                   ========            ========

Investments in securities are summarized as follows at September 30, 2001:

                                                  Unrealized            Fair
                                                  Gain (Loss)           Value
                                                   --------            --------
Available-for-sale securities:
     Common stock                                   $61,828            $ 64,231
     Debt securities (maturing in 1 to 17 years)     10,962             512,176
                                                   --------            --------

                                                    $72,790            $576,407
                                                   ========            ========

NOTE 4 -- NOTE PAYABLE

     On December 31, 2001, one of our officers loaned us $5,000 to prevent a short-term bank overdraft. The note is due on demand and is non-interest bearing.

NOTE 5 -- MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

     The Dobler prospect, with capitalized costs of $53,616 at December 31, 2001, and September 30, 2001, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres. We are trying to locate joint venture opportunities to further explore the property and have considered selling the property. Alternative uses of the mineral property are supplying flux to a nearby smelter or selling the property as ranch land. The property's value as ranch land or as a home site approximates our capitalized costs in the prospect.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5 -- MINERAL PROPERTIES  (CONTINUED)

ALL MINERAL PROPERTIES

     Total mineral costs for all properties capitalized were $53,616 as of December 31, 2001, and September 30, 2001.

NOTE 6 -- PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at cost, less accumulated depreciation:

                                              December 31,        September 30,
                                                 2001                 2001
                                              (Unaudited)          (Audited)
                                             --------------      --------------

Land                                           $   12,500          $   12,500
Machinery and equipment                            96,898              96,898
                                               ----------          ----------
     Total                                        109,398             109,398

Less:  Accumulated depreciation                   (62,313)            (59,213)
                                               ----------          ----------

     Net property and equipment                    47,085              50,185
                                               ----------          ----------

Pipeline                                          300,000             300,000

Less:  Accumulated depreciation                  (131,439)           (128,539)
                                                ---------           ---------

     Net pipeline                                 168,561             171,461
                                                ---------           ---------

     Net property and equipment                  $215,646            $221,646
                                                 ========            ========

     Depreciation expense charged to operations was $6,000 for the first quarter ended December 31, 2001 and $23,989 for the fiscal year ended September 30, 2001.

The useful lives of property and equipment for purposes of computing depreciation are:

           Machinery and equipment                     5 years
           Pipeline                                    Useful life of related
                                                       gas production,
                                                       approximately 5 to 7
                                                       years

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 -- STOCKHOLDERS' EQUITY

     We amended our Articles of Incorporation authorizing the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designations, rights, preferences and limitations as our Board of Directors may determine by resolution. As of December 31, 2001, no shares of preferred stock had been issued.

NOTE 8 -- STOCK OPTION PLANS

     During 2000, we adopted a Stock Option Plan (the "2000 Plan"). The exercise price of the shares covered by options granted pursuant to the 2000 Plan may not be less than the fair market value of the common stock on the grant date. Further, the exercise price shall not be less than 110% of the fair market value of the common stock on the day of grant if the optionee owns 10% or more of our common stock. With respect to each individual option granted under the 2000 Plan, our Board of Directors will determine separately the number of shares, the option period, and the limitations which will apply to the exercise of options. As of December 31, 2001, we had an aggregate of 750,000 common shares reserved for issuance under the 2000 Plan. Additionally, as of December 31, 2000, options to purchase 450,000 common shares had been granted to three board members, an employee and a consultant. No options were granted to employees or directors for the quarter ended December 31, 2001.

     We have applied Financial Accounting Standard No. 123 in accounting for options granted to consultants. Accordingly, the fair value of each option granted to the consultant is estimated on the date of grant using the Black-Scholes option-pricing model.

     In July 2001, we granted options to purchase 100,000 common shares to a consultant. The options are exercisable at $.50 per common share for a period of two years beginning July 31, 2001. The following weighted average assumptions were utilized in valuing the 2001 options: no dividend yield, expected volatility of 20%, risk free interest rates of 8.5% and expected lives of 2 years. Using these factors, the Black Scholes option-pricing model calculates compensation to the consultant of $-0- for the quarter ended December 31, 2001 because the shares are thinly traded with minimal price volatility. We consider the services to be rendered under this agreement to be immaterial and have not recorded any value to the granting of these options.

     In March 2000, we granted options to purchase 50,000 common shares to a consultant. The options are exercisable at $.15 per common share for a period of five years beginning March 2, 2000. The following weighted average assumptions were utilized in valuing the 2000 options: no dividend yield, expected volatility of 100%, risk free interest rates of 8.5% and expected lives of 5 years. Based on the model, $-0- of consulting expense was recorded for the quarter ended

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8 -- STOCK OPTION PLANS (CONTINUED)

December 31, 2001 for grant of options to the consultant in conformity with SFAS No. 123 requirements.

     The following schedule summarizes information with respect to options granted under our equity plans:

                                           Number            Weighted Average
                                             of              Exercise Price of
                                           Shares            Shares Under Plans
                                          --------               --------
Outstanding December 31, 2000              450,000               $    .15
Granted                                    100,000                    .50
Exercised                                     --                    --
Forfeited or expensed                         --                    --
                                          --------               --------
Outstanding September 30, 2001             550,000                    .27
Granted                                       --                    --
Exercised                                     --                    --
Forfeited or expensed                         --                    --
                                          --------               --------
Outstanding December 31, 2001              550,000               $    .27
                                          =========              ========

     We have applied APB 25 in accounting for options granted to employees and directors.

NOTE 9 -- SEGMENT INFORMATION

     We operate in three industry segments within the United States: (1) oil and gas exploration and development, (2) mineral exploration and development, and
(3) gas transmission pipeline.

     Identified assets by industry are those assets that are used in our operations in each industry. Corporate assets are principally cash, investment securities, furniture, and fixtures.

     We have adopted Financial Accounting Standard No. 131, which requires the presentation of descriptive information about reportable segments which is consistent with that made available to us in order to assess performance.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9 -- SEGMENT INFORMATION (CONTINUED)

     Our oil and gas segment derives its revenues from the sale of oil and gas. Our mining segment receives its revenues primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that it has originated. Corporate income is primarily derived from interest income on our funds held in money market accounts and the sale of securities. Our pipeline segment derives revenue from the sale of natural gas from our gas fields in Leavenworth County, Kansas.

     During the three months ended December 31, 2001, we had no intersegment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer of our gas transmission pipeline segment totaled $66,805 or approximately 84% of our revenues for the three months ended December 31, 2001.

     There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since the last annual report.




                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9 -- SEGMENT INFORMATION (CONTINUED)

For the Quarters Ending December 31, 2001 and 2000 Segment information consists of the following:

                         Oil and Gas    Pipeline        Mining       Corporate     Consolidated
                         -----------   -----------    -----------   -----------    -----------
Revenues
2001                     $    34,305   $    29,466    $      --     $     5,431    $    69,202
2000                          56,971       124,127           --           9,579        190,677

Income (Loss)
From Operations
2001                     $     8,465   $   (13,208)   $      --     $   (84,807)   $   (89,550)
2000                           2,304        88,559           --         (41,857)        49,006

Identifiable Assets
2001                     $   601,070   $   256,845    $    53,616   $   481,379    $ 1,392,910
2000                         685,583       258,203         92,718       425,439      1,461,943

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
2001                    $    12,450    $     4,410    $      --     $     1,590    $    18,450
2000                         14,675          8,798           --             120         23,593

Capital Expenditures
2001                    $    30,360    $      --      $      --     $      --      $    30,360
2000                          9,369           --             --            --            9,369


NOTE 10 -- OIL AND GAS ACTIVITIES

GALVAN RANCH PROPERTY, WEBB COUNTY, TEXAS

     We filed suit against RME Petroleum Company, f/k/a Union Pacific Resources
Company on or about February 13, 2001. We allege that RME relinquished the lease to the Galvan Ranch without providing notice to us as was required in an agreement and in an operating agreement between RME and us. The case presently is in the discovery stage and no assurance can be given as to its ultimate outcome.

     Due to a significant reduction in the gas prices for the Galvan Ranch production on September 30, 2001 used in the oil and gas reserve estimates, we recorded a $128,000 write down for the year ended September 30, 2001.



                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 10 -- OIL AND GAS ACTIVITIES (CONTINUED)

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the quarter ended December 31, 2001, we recompleted four wells in the Leavenworth gas project. Additional zones were perforated and stimulated in the upper and lower McLouth formation. Overall results have not been evaluated but should result in a modest increase in gas volumes and reserves. If the results are positive, we plan to recomplete additional wells as the weather and funding permits.

EAST VOSS OIL PROPERTY -- KNOX COUNTY, TEXAS

     We sold our working interest in the East Voss property as of July 1, 1999, but retained a 7 1/2% royalty interest. While we have not been notified as to the operator's plans for the property, we believe the property has considerable potential and expect to receive future income from our royalty ownership.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had $502,559 in current assets and $74,530 in current liabilities, resulting in a positive working capital of $428,029. This compares to $599,347 and $66,241 in current assets and current liabilities at September 30, 2001 for a working capital balance of $533,106. The working capital decrease of $105,077, or 20%, was the result of a decrease in the value of our securities of $3,619, the sale of securities with a cost of $76,447, zero cash balance, and a reduction of $14,400 in prepaid expense. Current liabilities increased $8,289, primarily due to an increase in payables of $7,700 and an advance made to us of $5,000 by one of our officers to cover cash overdrafts at December 31, 2001. These increases were offset by a reduction in insurance proceeds applied to compressor rentals of $4,406.

     At the present time, our primary source of cash for operations and exploration is our current working capital, cash which can be raised by selling shares held for investment or our investment in U.S. government treasury securities and other corporate bonds and funds derived from our oil and gas operations. We have in the past, and plan to in the future, rely on joint venture partners or equity funding to supply some of the funds needed to evaluate and develop our properties. Any inability we may have to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third-party funding may limit development of most of our properties.

     Although we intend to use joint venture or equity funding to explore, acquire and, if warranted, develop our properties, the natural resource business is nevertheless very capital intensive. We continue to seek joint venture financing for our properties and to acquire properties with near-term revenue generating capability. Our efforts to evaluate, identify and/or acquire such revenue-generating prospects and to further develop our existing properties have been ongoing during this past year, and, while we are optimistic, there is no assurance that we will be successful in securing the required capital.

RESULTS OF OPERATIONS

     Due to a major decrease in the sales price received for our gas, revenue from our oil, gas and pipeline sales decreased significantly for the quarter ended December 31, 2001. Oil and gas sales decreased 40% or $22,666, from $56,971 to $34,305. Pipeline sales were $124,127 during the quarter ended December 31, 2000 and $29,466 for the quarter ended December 31, 2001, a $94,661 or 76% decrease. Interest and Other of $3,010 remained constant while we realized a $2,421 gain on maturing bonds. Oil and gas and pipeline operating costs decreased by $15,800, or 23%, from the quarter ended December 31, 2000 to December 31, 2001. This decrease was the result of a reduction in our ongoing recompletion and workover program being conducted on our Leavenworth County, Kansas properties.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     General and administrative expenses totaled $88,648 for the quarter ended December 31, 2001, compared to $50,621 for the three-month period ended December 31, 2000. The increase of over $38,000 in general and administrative costs was primarily due to the ongoing expense of litigation relating to the Galvan Ranch property located in Webb County, Texas as well as a one time expense for changes in accounting staff and software upgrades.

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

                                            MONUMENT RESOURCES, INC.
                                            (Registrant)


Date:  February 8, 2002                     By:  /s/  A.G. Foust
                                               --------------------------------
                                                      A.G. Foust, President
                                                      (Chief Executive Officer,
                                                      Principal Financial and
                                                      Accounting Officer) and
                                                      a Director