Form 10QSB
period 2002-03-31
MONUMENT RESOURCES INC
filed 2002-05-16
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2002

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act

      For the transition period from                to
                                     --------------    ---------------

Commission file number    33-15528-D
                      -----------------

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,869,000 shares of common stock were outstanding at May 9, 2002.

Transitional Small Business Disclosure Format (Check One):

                               Yes       No  X
                                  -----    -----

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.           FINANCIAL INFORMATION

     Item 1.      Consolidated Balance Sheets as of                       2
                  March 31, 2002 and September 30, 2001

                  Consolidated Statements of Operations                   4
                  for the Six Months ended
                  March 31, 2002 and 2001

                  Consolidated Statements of Cash Flows                   5
                  for the Six Months ended
                  March 31, 2002 and 2001

                  Notes to Consolidated Financial Statements              6

     Item 2.      Management's Discussion and Analysis of                20
                  Financial Condition and Results of Operations

PART II.          OTHER INFORMATION                                      23

Item 1.  Financial Statements.


                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      March 31,   September 30,
                                                        2002          2001
                                                     (Unaudited)
                                                     ----------    ----------
Current assets
         Cash                                        $   28,234    $    9,203
         Investment in securities                       387,131       512,176
         Accounts receivable                             35,725        55,292
         Prepaid expense                                  4,516        22,676
                                                     ----------    ----------

Total current assets                                    455,606       599,347
                                                     ----------    ----------

Mineral properties                                       53,616        53,616
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depreciation                571,012       562,195

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                     165,661       171,461
         Property and equipment, net of
           accumulated depreciation                      43,985        50,185
                                                     ----------    ----------

Net property and equipment                              209,646       221,646

Investments in securities, at market                     35,085        64,231
                                                     ----------    ----------

Total assets                                         $1,324,965    $1,501,035
                                                     ==========    ==========


See Notes to Consolidated Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,    September 30,
                                                        2002          2001
                                                    (Unaudited)
                                                    -----------    -----------
Current liabilities
         Accounts payable and accrued expenses      $    22,801    $    38,289
         Insurance proceeds, net                         19,140         27,952
                                                    -----------    -----------

Total current liabilities                                41,941         66,241
                                                    -----------    -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued
Common Stock, no par value, authorized
         10,000,000 shares; 4,869,000 issued
         and outstanding on September 30, 2001
         and March 31, 2002                           3,167,782      3,167,782
Accumulated deficit                                  (1,917,243     (1,805,778
Unrealized gain on investment in securities              32,485         72,790
                                                    -----------    -----------

Total stockholders' equity                            1,283,024      1,434,794
                                                    -----------    -----------

Total liabilities and stockholders' equity          $ 1,324,965    $ 1,501,035
                                                    ===========    ===========


See Notes to Consolidated Financial Statements.



Item 1.  Financial Statements. (Continued)


                                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                              Three Months                   Six Months
                                                             Ended March 31,               Ended March 31,
                                                           2002           2001           2002           2001
                                                        --------------------------    --------------------------
Revenue
         Oil and gas sales                              $    46,166    $   128,353    $    80,471    $   185,324
         Pipeline income                                     28,958        142,145         58,424        266,273
         Interest and other                                  11,088          4,383         14,098          7,338
         Gain (loss) on securities sale                       1,684           (740)         4,105          5,883
                                                        -----------    -----------    -----------    -----------

                  Total                                      87,896        274,141        157,098        464,818
                                                        -----------    -----------    -----------    -----------

Expenses
         Oil and gas operating expense                       14,585         17,023         27,975         57,830
         Pipeline operating expense                          31,603         25,891         69,867         52,541
         General and administrative                          45,173         38,543        133,821         89,164
         Depletion, depreciation and amortization            18,450         23,530         36,900         47,123
                                                        -----------    -----------    -----------    -----------

                  Total                                     109,811        104,987        268,563        246,658
                                                        -----------    -----------    -----------    -----------

Net income (loss)                                       $   (21,915)   $   169,154    $ (111,465)    $   218,160
                                                        ===========    ===========    ===========    ===========
Basic income (loss) per common share                    $      --      $       .03    $      (.02)   $       .04
                                                        ===========    ===========    ===========    ===========

Diluted income (loss) per common share                  $      --      $       .03    $      (.02)   $       .04
                                                        ===========    ===========    ===========    ===========

Weighted average number of shares outstanding             4,869,000      4,869,000      4,869,000      4,869,000
                                                        ===========    ===========    ===========    ===========

Diluted weighted average number of shares outstanding     4,869,000      4,869,000      4,869,000      4,869,000
                                                        ===========    ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

                                                       4

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                      Six Months Ended March 31,
                                                          2002          2001
                                                      --------------------------
Cash flows from operating activities:
Net income (loss)                                     $  (111,465)   $ 218,160
Items not affecting cash:
         Depreciation, Depletion and Amortization          36,900       47,123
         Gain on sale of securities                        (4,105)      (5,883)
Changes in operating assets and liabilities:
         Decrease in prepaid expense                       18,160        7,196
         (Increase) decrease in accounts receivable        19,567      (22,097)
         Increase (decrease) in accounts payable and
           accrued expense                                (15,488)      19,056
         (Decrease) in insurance proceeds                  (8,812)        --
                                                        ---------    ---------

Net cash flow from (to) operating activities              (65,243)     263,555
                                                        ---------    ---------

Cash flows from investing activities:

Proceeds from sale of investment securities               117,991         --

Proceeds from bond investment                                --        190,000

Additions to oil and gas properties                       (33,717)      (9,368)

Investment in bond fund                                      --       (369,440)
                                                        ---------    ---------

Net cash flows from (to) investing activities              84,274     (178,808)
                                                        ---------    ---------


Net increase in cash                                       19,031       84,747

Cash at beginning of period                                 9,203       78,831
                                                        ---------    ---------

Cash at end of period                                   $  28,234    $ 163,578
                                                        =========    =========


                    Schedule of Non-cash Investing Activities
                    -----------------------------------------

Increase (decrease) in unrealized gain
         on securities available for sale                $ (40,305)   $   4,151
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

     We have a substantial investment in mineral and oil and gas properties. We may not have sufficient capital to fully explore our mineral holdings or to develop some of our oil and gas properties, which would require additional investment. We have in the past relied on joint venture partners to supply most of the funds needed to explore or develop our properties, and may also rely on such partners for similar funding in the future. The ability to obtain outside funding may be critical to our exploration and development efforts of some of our properties. As a result of these factors, recovery of our investments in these properties cannot be assured.

CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of our company, its wholly owned Canadian subsidiary, formed for the purpose of owning real property in British Columbia, and its wholly owned Kansas subsidiary, COG Transmission Corporation. All inter-company transactions and balances have been eliminated in consolidation.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     We evaluate the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis under the tenets of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, we periodically evaluate the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles and goodwill related to those assets for potential impairment. We consider projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and reduces the carrying value of impaired assets to fair value.

EARNINGS PER SHARE

     We have adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock op6tions, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.



Item 1.  Financial Statements. (Continued)

                                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (CONTINUED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings (loss) per share for the quarters ended March 31, 2002, and 2001:

                                                   2002                                     2001
                                 -------------------------------------    --------------------------------------
                                                              Per                                       Per
                                      Net                     Share            Net                      Share
                                    (Loss)       Shares       Amount         Income        Shares       Amount
                                 ---------     ---------     ---------     ---------     ---------     ---------
Basic earnings per share:
     Net income (loss)
     and share amounts           $(111,465)    4,869,000     $    (.02)    $ 218,160     4,869,000     $     .04

     Dilutive securities:
       None
                                 ----------    ---------     ---------     ---------     ---------     ---------
Diluted earnings per share:
     Net income (loss) and
      assumed share conversion   $(111,465)    4,869,000     $    (.02)    $ 218,160     4,869,000     $     .04
                                 ==========    =========     =========     =========     =========     =========



COMPREHENSIVE INCOME

     We have adopted Statement of Financial Accounting Standards No. 130, which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, we report unrealized gains and losses on investments in debt and equity securities as changes in equity.

                                                      8

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

SEGMENT REPORTING

     We have adopted Statement of Financial Accounting Standards No. 131, which requires a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by us in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

INCOME TAXES

     We have made no provision for income taxes for the six-month period ended March 31, 2002 since we utilize net operating loss carryforwards. We had $1,197,340 of such carryforwards at September 30, 2001.

INVESTMENTS IN SECURITIES

     We follow Statement of Financial Accounting Standards No. 115 in accounting for our security investments. In accordance with SFAS No. 115, our investments in securities have been classified as available for sale because they are being held for an indefinite period of time. Under the available for sale classification, the securities are recorded as an asset at current market value in the balance sheet with an equal amount representing unrealized gains recorded as a component of stockholders' equity. The current market value was derived from published newspaper quotations as of March 31, 2002, and September 30, 2001. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of the securities sold as determined by specific identification.

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

NOTE 3 -- INVESTMENTS IN SECURITIES

     We have recorded our investment in 75,000 shares of Southern Africa Minerals Corporation ("SAMC") (Toronto Exchange), a Canadian company, and 380,000 shares of PlayFair Mining, Ltd. ("PlayFair") (formerly LayField Resources, Inc.) (Vancouver Exchange), a Canadian company, at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No, 115"). During the six months ended March 31, 2002 and 2001, we sold no shares of stock of either of these two companies. Based on the demonstrated liquidity and marketability of the PlayFair and SAMC shares, and in accordance with SFAS No. 115, we have recorded our investments in the stocks based on published market listings and on the closing bid price in the stocks' respective exchanges. These shares are classified as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 -- INVESTMENTS IN SECURITIES (CONTINUED)

Investments in securities are summarized as follows at March 31, 2002:

                                                    Unrealized         Fair
                                                    Gain (Loss)        Value
                                                     --------        ---------
Available-for-sale securities:
     Common stock                                    $ 32,681        $  35,085
     Debt securities (maturing in 1 to 26 years)         (196)         387,131
                                                     --------        ---------

                                                     $ 32,485        $ 422,216
                                                     ========        =========

Investments in securities are summarized as follows at September 30, 2001:

                                                    Unrealized         Fair
                                                    Gain (Loss)        Value
                                                     --------        ---------
Available-for-sale securities:
     Common stock                                    $ 61,828        $  64,231
     Debt securities (maturing in 1 to 17 years)       10,962          512,176
                                                     --------        ---------

                                                     $ 72,790        $ 576,407
                                                     ========        =========


NOTE 4 -- MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

     The Dobler prospect, with capitalized costs of $53,616 at March 31, 2002, and September 30, 2001, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres. We are trying to locate joint venture opportunities to further explore the property and have considered selling the property. Alternative uses of the mineral property are supplying flux to a nearby smelter or selling the property as ranch land. The property's value as ranch land or as a home site approximates our capitalized costs in the prospect.

ALL MINERAL PROPERTIES

     Total mineral costs for all properties capitalized were $53,616 as of March 31, 2002, and September 30, 2001.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5 -- PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                     March 31,    September 30,
                                                       2002            2001
                                                    (Unaudited)     (Audited)
                                                     ---------      ---------

Land                                                 $  12,500      $  12,500
Machinery and equipment                                 96,898         96,898
                                                     ---------      ---------
     Total                                             109,398        109,398

Less:  Accumulated depreciation                        (65,413)       (59,213)
                                                     ---------      ---------

     Net property and equipment                         43,985         50,185
                                                     ---------      ---------

Pipeline                                               300,000        300,000

Less:  Accumulated depreciation                       (134,339)      (128,539)
                                                     ---------      ---------

     Net pipeline                                      165,661        171,461
                                                     ---------      ---------

     Net property and equipment                      $ 209,646      $ 221,646
                                                     =========      =========

     Depreciation expense charged to operations was $12,000 for the second quarter ended March 31, 2002 and $23,989 for the fiscal year ended September 30, 2001.

The useful lives of property and equipment for purposes of computing depreciation are:

          Machinery and equipment        5 years
          Pipeline                       Useful life of related gas production,
                                         approximately 5 to 7 years

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 -- STOCKHOLDERS' EQUITY

     We amended our Articles of Incorporation authorizing the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designations, rights, preferences and limitations as our Board of Directors may determine by resolution. As of March 31, 2002, no shares of preferred stock had been issued.

NOTE 7 -- STOCK OPTION PLANS

     During 2000, we adopted a Stock Option Plan (the "2000 Plan"). The exercise price of the shares covered by options granted pursuant to the 2000 Plan may not be less than the fair market value of the common stock on the grant date. Further, the exercise price shall not be less than 110% of the fair market value of the common stock on the day of grant if the optionee owns 10% or more of our common stock. With respect to each individual option granted under the 2000 Plan, our Board of Directors will determine separately the number of shares, the option period, and the limitations which will apply to the exercise of options. As of December 31, 2001, we had an aggregate of 750,000 common shares reserved for issuance under the 2000 Plan. Additionally, as of March 31, 2002, options to purchase 450,000 common shares had been granted to three board members, an employee and a consultant. No options were granted to employees or directors for the six months ended March 31, 2002.

     We have applied SFAS No. 123 in accounting for options granted to consultants. Accordingly, the fair value of each option granted to the consultant is estimated on the date of grant using the Black-Scholes option-pricing model.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 -- STOCK OPTION PLANS (CONTINUED)

no dividend yield, expected volatility of 100%, risk free interest rates of 8.5% and expected lives of 5 years. Based on the model, $-0- of consulting expense was recorded for grant of options to the consultant in conformity with SFAS No. 123 requirements.

.. The following schedule summarizes information with respect to options granted under our equity plans:

                                             Number           Weighted Average
                                               of            Exercise Price of
                                             Shares          Shares Under Plans
                                             -------         ------------------

Outstanding March 31, 2001                   450,000               $.15
Granted                                      100,000                .50
Exercised                                       --                  --
Forfeited or expensed                           --                  --
                                             -------               ----
Outstanding September 30, 2001               550,000                .27
Granted                                         --                  --
Exercised                                       --                  --
Forfeited or expensed                           --                  --
                                            --------               ----
Outstanding March 31, 2002                   550,000               $.27
                                            ========               ====

     We have applied APB 25 in accounting for options granted to employees and directors.

NOTE 8 -- SEGMENT INFORMATION

     We operate in three industry segments within the United States: (1) oil and gas exploration and development, (2) mineral exploration and development, and
(3) gas transmission pipeline.

     Identified assets by industry are those assets that are used in our operations in each industry. Corporate assets are principally cash, investment securities, furniture, and fixtures.

     We have adopted SFAS No. 131, which requires the presentation of descriptive information about reportable segments which is consistent with that made available to us in order to assess performance.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8 -- SEGMENT INFORMATION (CONTINUED)

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

     During the six months ended March 31, 2002, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer of our gas transmission pipeline segment totaled $128,360, or approximately 80% of our revenues for the six months ended March 31, 2002.

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



Item 1.  Financial Statements. (Continued)

                                MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (CONTINUED)

NOTE 8 -- SEGMENT INFORMATION (CONTINUED)

For the Six Months Ending March 31, 2002 and 2001 Segment information consists of the following:

                           Oil and Gas        Pipeline       Mining       Corporate        Consolidated
                           -----------        --------       ------       ---------        ------------
Revenues
     2002                  $   80,471        $   58,424     $     --      $   18,203        $  157,098
     2001                     185,324           266,273           --          13,221           464,818

Income (Loss)
From Operations
     2002                  $   27,596        $  (20,263)    $     --      $ (118,798)       $ (111,465)
     2001                      99,774           195,960           --        ( 77,574)          218,160

Identifiable Assets
     2002                  $  594,759        $  221,624     $   53,616    $  454,966        $1,324,965
     2001                     696,550           228,346         92,718       616,821         1,634,435

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2002                  $   24,900        $    8,820     $     --      $    3,180        $   36,900
     2001                      27,720            17,772           --           1,631            47,123

Capital Expenditures
     2002                  $   33,717        $     --       $     --      $     --          $   33,717
     2001                       9,368              --             --            --               9,368


                                                   18

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
..
NOTE 9 -- OIL AND GAS ACTIVITIES

GALVAN RANCH PROPERTY, WEBB COUNTY, TEXAS

     Due to a reduction in the gas prices used in the oil and gas reserve estimates, we recorded a $128,000 write down on the Galvan Ranch property for the year ended September 30, 2001. This was in addition to the $245,000 write down we experienced in the year ended September 30, 2000. The September 30, 2000 write down was due to the failure of the property's operator to continue the leases on nearly 68,000 acres and thus we were deprived of the opportunity to sell or develop the property. We filed suit against RME Petroleum Company, f/k/a Union Pacific Resources Company (the property's former operator) on or about February 13, 2001. We allege that RME relinquished the lease to the Galvan Ranch without providing notice to us as was required in an agreement and in an operating agreement between RME and us. The case presently is in the discovery stage and no assurance can be given as to its ultimate outcome.

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the six months ended March 31, 2002, we recompleted four wells in the Leavenworth gas project. Additional zones were perforated and stimulated in the upper and lower McLouth formation. Overall results have not been evaluated but should result in a modest increase in gas volumes and reserves. If the results are positive, we plan to recomplete additional wells as the weather and funding permits.

EAST VOSS OIL PROPERTY -- KNOX COUNTY, TEXAS

     We sold our working interest in the East Voss property as of July 1, 1999, but retained a 7 1/2% royalty interest. While we have not been notified as to the operator's plans for the property, we believe the property has considerable potential and expect to receive future income from our royalty ownership.

Item 2.  Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had $455,606 in current assets and $41,941 in current liabilities, resulting in a positive working capital of $413,665. This compares to $599,347 and $66,241 in current assets and current liabilities at September 30, 2001 for a working capital balance of $533,106. The working capital decrease of $119,441, or 22%, was the result of a decrease in the value of our securities of $11,159, the sale of securities with a cost of $113,887, an increase in cash of $19,031, and a reduction of $18,160 in prepaid expense. Current liabilities decreased $24,300, primarily due to a decrease in payables of $15,488 and payment of an advance made to us of $5,000 by one of our officers to cover cash overdrafts at December 31, 2001. Insurance proceeds were reduced by $8,812, which was applied to compressor rentals.

     At the present time, our primary source of cash for operations and exploration is our current working capital, cash that can be raised by selling shares held for investment or our investment in U.S. government treasury securities and other corporate bonds and funds derived from our oil and gas operations. We have in the past, and plan to in the future, rely on joint venture partners or equity funding to supply some of the funds needed to evaluate and develop our properties. Any inability we may have to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third-party funding may limit development of most of our properties.

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

RESULTS OF OPERATIONS

     Due to a major decrease in the sales price received for our gas, revenue from our oil, gas and pipeline sales decreased significantly for the six months ended March 31, 2002. While our production remained virtually unchanged when comparing the two periods, the price received for out natural gas fell from an average of $2.17 per MCF for the six months ended March 31, 2001 to an average of $1.33 per MCF for the six months ended March 31, 2002, a 39% decline. Oil and gas sales decreased 57%, or $104,853, from $185,324 to $80,471. Pipeline sales were $266,273 during the six months ended March 31, 2001 and $58,424 for the six months ended March 31, 2002, a $207,849, or 78% decrease. Interest and Other of $14,098 increased from



Item 2.  Financial Statements (Continued)

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

$7,338 primarily because of different interest payment dates. We realized a gain of $4,105 on sold or maturing bonds during the six months ended March 31, 2002 when compared to $5,883 for the previous six months. Oil and gas and pipeline operating costs decreased by $12,527, or 11%, from the six months ended March
31, 2001 to March 31, 2002. This decrease was the result of a reduction in our ongoing recompletion and workover program being conducted on our Leavenworth
County, Kansas properties.

     General and administrative expenses totaled $133,821 for the six months ended March 31, 2002, compared to $89,164 for the six-month period ended March
31, 2001. The increase of over $44,600 in general and administrative costs was primarily due to the ongoing expense of litigation relating to the Galvan Ranch property located in Webb County, Texas as well as a one time expense for changes in accounting staff and software upgrades.

CONTRACTUAL OBLIGATIONS

     We had only one contractual obligation as of March 31, 2002. The following table lists our significant liabilities at March 31, 2002:

                                                               Payments Due by Period

                                        Less than
Contractual Obligations                  1 year       2-3 years   4-5 years   After 5 years      Total
-----------------------                 ---------     ---------   ---------   -------------    ---------

Operating leases                        $  11,610     $  23,220   $  23,220   $        -0-     $  58,050
                                        ---------     ---------   ---------   -------------    ---------

Total contractual cash obligations      $  11,610     $  23,220   $  23,220   $        -0-     $  58,050
                                        =========     =========   =========   =============    ---------

     We lease our corporate offices in Denver, Colorado under the terms of an operating lease, which expires on October 31, 2002. Yearly payments under the lease are approximately $11,610. We have an operating lease on two gas compressors that we use in our pipeline operation. The lease is renewable on a month-to-month basis at a rate of $3,250 per month or $39,000 per year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated
Financial Statements.

                                       21

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

Reserve Estimates:

     Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect our reserves will likely vary from estimates, and such variances may be material.

     Many factors will affect actual net cash flows, including:


     o the amount and timing of actual production;

     o supply and demand for natural gas;

     o curtailments or increases in consumption by natural gas purchasers; and

     o changes in governmental regulations or taxation.


Property, Equipment and Depreciation:

     We follow the successful efforts method of accounting for oil and gas properties. Under this method all productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 9 to the Financial Statements included herein.

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

                                            MONUMENT RESOURCES, INC.
                                            (Registrant)


Date:  May 9, 2002                          By:  /s/  A.G. Foust
                                               -------------------------------
                                                      A.G. Foust, President
                                                      (Chief Executive Officer,
                                                      Principal Financial and
                                                      Accounting Officer) and
                                                      a Director