Form 10QSB
period 2002-06-30
MONUMENT RESOURCES INC
filed 2002-08-13
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

[   ]    Transition report under Section 13 or 15(d) of the Securities
         Exchange Act

         For the transition period from ______________ to _______________

Commission file number    33-15528-D


                            MONUMENT RESOURCES, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

           Colorado                                              84-1028449
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

           2050 South Oneida Street, Suite 106, Denver, Colorado 80224 (Address of Principal Executive Offices, Including Zip Code)

                                 (303) 692-9468
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,869,000 shares of common stock were outstanding at August 13, 2002.

Transitional Small Business Disclosure Format (Check One):

                          Yes          No  X

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.           FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements:

                   Consolidated Balance Sheets as of                       2
                   June 30, 2002 (unaudited) and September 30, 2001

                   Unaudited Consolidated Statements of Operations         4
                   For the Three Months and Nine Months ended
                   June 30, 2002 and 2001

                   Unaudited Consolidated Statements of Cash Flows         5
                   For the Nine Months ended
                   June 30, 2002 and 2001

                   Notes to Consolidated Financial Statements              6

         Item 2.   Management's Discussion and Analysis of                12
                   Financial Condition and Results of Operations

PART II.          OTHER INFORMATION                                       16




Item 1.  Financial Statements.


                             MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

               ASSETS

                                                                   June 30,                September 30,
                                                                     2002                      2001
                                                                  (Unaudited)
                                                                  -----------              -------------
Current assets
         Cash                                                     $   30,368                $    9,203
         Investment in securities                                    354,887                   512,176
         Accounts receivable                                          28,451                    55,292
         Prepaid expense                                               2,538                    22,676
                                                                  ----------                ----------

Total current assets                                                 416,244                   599,347
                                                                  ----------                ----------

Mineral properties                                                    53,616                    53,616
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depletion                                558,632                   562,195

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                                  166,439                   171,461
         Property and equipment, net of
           accumulated depreciation                                   52,855                    50,185
                                                                  ----------                ----------

Net property and equipment                                           219,294                   221,646

Investments in securities, at market                                  38,991                    64,231
                                                                  ----------                ----------

Total assets                                                      $1,286,777                $1,501,035
                                                                  ==========                ==========




See Notes to Consolidated Financial Statements.





Item 1.  Financial Statements. (Continued)


                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    June 30,                 September 30,
                                                                      2002                      2001
                                                                   (Unaudited)
                                                                  -----------                -------------
Current liabilities
         Accounts payable and accrued expenses                    $    34,557                $    38,289
         Insurance proceeds, net                                       14,736                     27,952
                                                                  -----------                -----------

Total current liabilities                                              49,293                     66,241
                                                                  -----------                -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued
Common Stock, no par value, authorized
         10,000,000 shares; 4,869,000 issued
         and outstanding on September 30, 2001
         and June 30, 2002                                          3,167,782                  3,167,782
Accumulated deficit                                                (1,971,886)                (1,805,778)
Unrealized gain on investment in securities                            41,588                     72,790
                                                                  -----------                -----------

Total stockholders' equity                                          1,237,484                  1,434,794
                                                                  -----------                -----------

Total liabilities and stockholders' equity                        $ 1,286,777                $ 1,501,035
                                                                  ===========                ===========










See Notes to Consolidated Financial Statements.






Item 1.  Financial Statements. (Continued)


                                 MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                                                    Three Months                     Nine Months
                                                                   Ended June 30,                   Ended June 30,
                                                              2002               2001           2002              2001
                                                           ----------------------------      ----------------------------
Revenue
         Oil and gas sales                                 $    38,010      $    66,792      $   118,481      $   252,116
         Pipeline income                                        29,297           32,525           87,721          298,798
         Interest and other                                        620           13,106           14,718           20,444
         Gain (loss) on securities sale                            824           (1,451)           4,929            4,432
                                                           ----------------------------      ----------------------------

                  Total                                         68,751          110,972          225,849          575,790
                                                           ----------------------------      ----------------------------

Expenses
         Oil and gas operating expense                          12,123            8,664           40,098           66,494
         Pipeline operating expense                             26,328           32,527           96,195           85,068
         General and administrative                             66,573           48,528          200,394          137,692
         Depletion, depreciation and amortization               18,370           23,561           55,270           70,684
                                                           ----------------------------      ----------------------------

                  Total                                        123,394          113,280          391,957          359,938
                                                           ----------------------------      ----------------------------

Net income (loss) from operations                              (54,643)          (2,308)        (166,108)         215,852
Loss on sale of mineral property                                  --            (25,793)            --            (25,793)
                                                           ----------------------------      ----------------------------

Net income (loss)                                          $   (54,643)     $   (28,101)     $  (166,108)     $   190,059
                                                           ============================      ============================

Basic income (loss) per common share                       $      (.01)     $      (.01)     $      (.03)     $       .04
                                                           ============================      ============================
Diluted income (loss) per common share                     $      (.01)     $      (.01)     $      (.03)     $       .04
                                                           =============================     ============================
Weighted average number of shares outstanding                4,869,000        4,869,000        4,869,000        4,869,000
                                                           ============================      ============================

Diluted weighted average number of shares outstanding        4,869,000        4,869,000        4,869,000        4,869,000
                                                           ============================      ============================






See Notes to Consolidated Financial Statements.






Item 1.  Financial Statements. (Continued)

                            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                      Nine Months Ended June 30,
                                                                     2002                     2001
                                                                  ----------------------------------

Cash flows from operating activities:
Net income (loss)                                                 $(166,108)               $ 190,059
Items not affecting cash:
         Depreciation, Depletion and Amortization                    55,270                   70,684
         Loss on sale of mineral properties                            --                     25,793
         (Gain) on sale of securities                                (4,929)                    --
Changes in operating assets and liabilities:
         Decrease in prepaid expense                                 20,138                    5,924
         Decrease in accounts and notes receivable                   26,841                   35,758
         Increase (decrease) in current liabilities                  (3,732)                  51,012
         (Decrease) in insurance proceeds                           (13,216)                    --
                                                                  ---------                ---------

Net cash flow from (to) operations                                  (85,736)                 379,230
                                                                  ---------                ---------

Cash flows from investing activities:

Purchase of equipment                                                  --                    (31,762)
Proceeds from sale of investment securities                         156,256                     --
Proceeds from bond investment                                          --                    299,910
Proceeds from sale of mineral property                                 --                      7,405
Additions to oil and gas properties                                 (49,355)                 (11,692)
Investment in bond fund                                                --                   (605,987)
                                                                  ---------                ---------

Net cash flows from (to) investing activities:                      106,901                 (342,126)
                                                                  ---------                ---------

Net increase in cash                                                 21,165                   37,104

Cash at beginning of period                                           9,203                   78,831
                                                                  ---------                ---------

Cash at end of period                                             $  30,368                $ 115,935
                                                                  =========                =========



                              Schedule of Non-cash Investing Activities
                              -----------------------------------------


Increase (decrease) in unrealized gain
         on securities available for sale                         $  (31,202)              $  12,876
                                                                  ==========               =========






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

CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of our Company, and its wholly owned Kansas subsidiary, COG Transmission Corporation. All inter-company transactions and balances have been eliminated in consolidation.

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings (loss) per share for the quarters ended June 30, 2002, and 2001:



                                                 2002                                       2001
                                 ------------------------------------        ---------------------------------
                                                                 Per                                     Per
                                      Net                       Share            Net                    Share
                                    (Loss)       Shares        Amount          Income         Shares    Amount
                                    ------       ------        ------          ------         ------    ------

Basic earnings per share:
     Net income (loss)
     and share amounts           $(166,108)      4,869,000     $(.03)        $ 190,059      4,869,000    $ .04

     Dilutive securities:
       None                        ________        _______      _____          _______       ________     ____

Diluted earnings per share:
     Net income (loss) and
      assumed share conversion   $(166,108)      4,869,000     $(.03)        $ 190,059      4,869,000    $ .04
                                 ==========      =========     ======        =========      =========    =====


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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

OIL AND GAS PROPERTIES

     We follow the successful efforts method of accounting for oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped and unproved properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Developed and proved properties are periodically assessed under the accounting rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

INCOME TAXES

     We have made no provision for income taxes for the nine-month period ended June 30, 2002 since we utilized net operating loss carryforwards. We had $1,197,340 of such carryforwards at September 30, 2001.

NOTE 2 -- ESTIMATES AND RISKS

     The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which we carry catastrophe insurance. At this time, we know of no substantial costs from environmental accidents or events for which we may be currently liable. In addition, our oil and gas business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Price declines reduce the estimated proved reserves and increase annual amortization expense (which is based on proved reserves).

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 -- STOCK OPTIONS

     The following schedule summarizes information with respect to options granted under our equity plans:

                                                 Number       Weighted Average
                                                   of         Exercise Price of
                                                 Shares       Shares Under Plans
                                                 ------       ------------------

Outstanding June 30, 2001                        450,000          $   .15
Granted                                          100,000              .50
Exercised                                           --               --
Forfeited or expensed                               --               --
                                                 -------          -------
Outstanding September 30, 2001                   550,000              .27
Granted                                             --               --
Exercised                                           --               --
Forfeited or expensed                               --               --
                                                 -------          -------
Outstanding June 30, 2002                        550,000          $   .27
                                                 =======          =======

NOTE 4 -- SEGMENT INFORMATION

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 4 -- SEGMENT INFORMATION (CONTINUED)

     During the nine months ended June 30, 2002, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer of our gas transmission pipeline segment totaled $181,665, or approximately 78% of our revenues for the nine months ended June 30, 2002.

     There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since the last annual report.

Segment information consists of the following:



                            Oil and Gas        Pipeline      Mining     Corporate         Consolidated
                            -----------        --------      ------     ---------         ------------

Revenues
     2002                  $   118,481        $  87,721     $   --      $    19,647       $    225,849
     2001                      252,116          298,798         --           20,444            571,358

Income (Loss)
From Operations
     2002                  $    36,573        $ (21,934)    $   --      $  (180,747)      $   (166,108)
     2001                      144,042          182,638         --         (110,828)           215,852

Identifiable Assets
     2002                  $   580,969        $ 225,408     $ 53,616    $   426,784       $  1,286,777
     2001                      672,323          221,068       59,520        694,104          1,647,015

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2002                  $    41,810        $  13,460     $   --      $     --          $     55,270
     2001                       41,580           26,658         --            2,446             70,684

Capital Expenditures
     2002                  $    49,355        $    --       $   --      $     --          $     49,355
     2001                       11,694           29,089         --            2,671             43,454

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
..
NOTE 5 -- OIL AND GAS ACTIVITIES

GALVAN RANCH PROPERTY, WEBB COUNTY, TEXAS

     Due to a reduction in the gas prices used in the oil and gas reserve estimates, we recorded a $128,000 write down on the producing portion of the Galvan Ranch property for the year ended September 30, 2001. This was in addition to the $245,000 write down we experienced in the year ended September 30, 2000. The September 30, 2000 write down was due to the failure of the property's operator on the non-producing portion of the property to continue the leases on nearly 68,000 acres and thus we were deprived of the opportunity to sell or develop the property. We filed suit against RME Petroleum Company, f/k/a Union Pacific Resources Company (the property's former operator) on or about February 13, 2001. We allege that RME relinquished the lease to the Galvan Ranch without providing notice to us as was required in an agreement and in an operating agreement between RME and us. The case presently is in the discovery stage and no assurance can be given as to its ultimate outcome.

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the nine months ended June 30, 2002, we recompleted four wells in the Leavenworth gas project. Additional zones were perforated and stimulated in the upper and lower McLouth formation. Overall results are being evaluated and should result in a modest increase in gas volumes and reserves. If the results are positive, we plan to recomplete additional wells as funding permits.

EAST VOSS OIL PROPERTY -- KNOX COUNTY, TEXAS

     We sold our working interest in the East Voss property as of July 1, 1999, but retained a 7 1/2% royalty interest. While we have not been notified as to the operator's plans for the property, we believe the property has considerable potential and expect to continue to receive future income from our royalty ownership.

Item 2.  Financial Statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we had $416,244 in current assets and $49,293 in current liabilities, resulting in a positive working capital of $366,951. This compares to $599,347 and $66,241 in current assets and current liabilities at September 30, 2001 for a working capital balance of $533,106. The working capital decrease of $166,155, or 31%, was the result of a decrease in the value of our securities of $5,963, the sale of securities with a cost of $151,326, an increase in cash of $21,165, reduction in accounts receivable of $26,841, and a reduction of $20,138 in prepaid expense. Current liabilities decreased $16,948, primarily due to a decrease in payables of $3,732. Insurance proceeds were reduced by $13,216, which was applied to compressor rentals.

     At the present time, our primary source of cash for operations and exploration is our current working capital, cash that can be raised by selling shares held for investment or our investment in U.S. government treasury securities and other corporate bonds and funds derived from our oil and gas operations. We have in the past, and plan to in the future, rely on joint venture partners or equity funding to supply some of the funds needed to evaluate and develop our properties. Any inability we may have to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third party funding may limit development of most of our properties.

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

RESULTS OF OPERATIONS

     Due to a major decrease in sales prices received for our gas, revenue from our oil, gas and pipeline sales decreased significantly for the nine months ended June 30, 2002. While our production remained virtually unchanged the price received for our natural gas fell from an average of $2.86 per MCF for the nine months ended June 30, 2001 to an average of $1.51 per MCF for the nine months ended June 30, 2002, a 47% decline. Oil and gas sales decreased 53%, or $133,635, from $252,116 to $118,481. Pipeline sales were $298,798 during the nine months ended June 30, 2001 and $87,721 for the nine months ended June 30,

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

2002, a $211,077, or 71% decrease. Interest and Other of $14,718 decreased from $20,444 primarily because of declining interest rates. We realized a gain of $4,929 on sold or maturing bonds during the nine months ended June 30, 2002 when compared to $4,432 for the previous nine months. Oil and gas and pipeline operating costs decreased by $15,269, or 10%, from the nine months ended June 30, 2001 to June 30, 2002. This decrease was the result of reduced operations and a reduction in our ongoing recompletion and workover program being conducted on our Leavenworth County, Kansas properties.

     General and administrative expenses totaled $200,394 for the nine months ended June 30, 2002, compared to $137,692 for the nine-month period ended June 30, 2001. The increase of over $62,702 in general and administrative costs was primarily due to the ongoing expense of litigation relating to the Galvan Ranch property located in Webb County, Texas as well as a one time expense for changes in accounting staff and software upgrades.

CONTRACTUAL OBLIGATIONS

     We had only one contractual obligation as of June 30, 2002. The following table lists our significant liabilities at June 30, 2002:


                                                                          Payments Due by Period
                                                   Less than
Contractual Obligations                            1 year      2-3 years      4-5 years    After 5 years     Total
--------------------------------------             ---------   ---------      ---------    -------------     -----

Operating leases                                   $11,610      $23,220        $23,220    $      -0-        $58,050
                                                   -------      -------        -------     ------------     --------

Total contractual cash obligations                 $11,610      $23,220        $23,220     $     -0-        $58,050
                                                   =======      =======        =======     ============     =======

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

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  See Note 5 to the Financial Statements included herein.

ITEM 2.  CHANGES IN SECURITIES

                  N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  N/A

ITEM 5.  OTHER INFORMATION

                  N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 99.1
         Certification of Chief Executive Officer and Chief Financial Officer.
(b)      Reports on Form 8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MONUMENT RESOURCES, INC.
                                  (Registrant)


Date:  August 13, 2002            By:  A.G. Foust
                                     -------------------------------------------
                                         A.G. Foust, President
                                         (Chief Executive Officer, Principal
                                         Financial and Accounting Officer) and
                                         a Director