Form 10KSB
period 2002-09-30
MONUMENT RESOURCES INC
filed 2002-12-24
CIK 818468

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

Commission file number 33-15528-D
                       ----------


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

                                 (303) 692-9468
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $310,681.

The Issuer had 4,869,000 shares of its Common Stock outstanding at December 20, 2002. Of these shares 3,115,138 are held by non-affiliated persons and the aggregate market value of such shares based on the average bid and asked prices of the issuer's Common Stock on December 20, 2002 was approximately $887,800.

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

     The Company owns an interest in approximately 50 gas wells, a gas gathering system and related equipment in Leavenworth County, Kansas. The Company continues to evaluate and recomplete its gas wells to determine their potential for additional productivity. As of December 2002, a number of the gas wells have been placed on production and current aggregate production is from 400 to 500 MCF of gas per day. The Company expects the daily production to increase with the recompletion of additional wells.

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

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

     The Company's products during fiscal year ended September 30, 2002, were crude oil, natural gas, and other petroleum products. Crude oil, natural gas, and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which the Company's producing wells are located. In the fiscal year ended September 30, 2002, crude oil and natural gas sales accounted for $272,493 or virtually all of the Company's revenues. The Company did not receive any mineral revenues during fiscal 2002.

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

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

     In the oil and gas segment of the Company's business in the fiscal year ended September 30, 2002, one company purchased in excess of 10% of the Company's total oil and gas production. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from the Company could most likely be replaced by another buyer.

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

OIL AND GAS PROPERTIES

     Galvan Ranch Property, Webb County, Texas

     The Company acquired an interest in this property as of April 1, 1996. The property consisted of over 60,000 acres of oil and gas leases. The Company's original interest consisted of a 15% working interest and a 2% overriding royalty in the leases. During May 1996, the Company sold a portion of its interest in the property for $565,000 cash and retained a 15% working interest and a 2% overriding royalty in approximately 13 producing gas wells plus a 2% working interest and a 0.35% to 0.76% overriding royalty on the balance of the acreage. Third party exploration drilling was conducted on the property during 1997, which resulted in two dry holes. During 1999, the third party let the lease on the majority of the acreage lapse and thus the Company lost its interest in the portion released. In the years ended September 30, 2002 and 2001, the Company recorded write downs of $-0- and $128,000 against the property. The Company brought suit for the lapse of the lease. On November 21, 2002, the Company settled its lawsuit against the third party. See Item 3 "Legal Proceedings".

     Kansas Gas Project - Leavenworth County, Kansas

     The Company acquired its original interest in this property in April 1996, and acquired an additional interest in the area in September 1997. The project consists of approximately 3,500 acres of oil and gas leases with right-of-ways and approximately 50 gas wells, over 25 miles of a gas gathering and pipeline system, and necessary equipment and facilities to produce and market the gas production. Currently, several of these wells are producing an aggregate of from 400 to 500 MCF per day. During fiscal 2002, the Company conducted a recompletion program on a number of the wells, which maintained the production at its current level. Management believes a continued modest recompletion program will continue production at these levels. However, a more aggressive recompletion effort could significantly increase the production. The Company is currently evaluating the potential of additional zones that may add to the project's reserves and productivity. In addition, the Company is evaluating the acquisition of additional wells and property in the area to enhance the project's potential. In November 2002, the Company acquired an additional lease with two producible gas wells. The Company is in the process of securing the necessary right-of-ways and other leases necessary to market the gas from the new wells.

     East Voss Waterflood - Knox County, Texas

     The Company acquired an interest in this property in April 1996. The property consists of approximately 330 acres of unitized oil and gas leases containing 21 oil and injection wells. As of July 1, 1999, the Company entered into an agreement to transfer operations of its East Voss property in Knox County, Texas. The agreement provided that the new operator would assume all the rights and obligations associated with the project in exchange for a cash payment of $10,000, future payments of $40,000 and a perpetual overriding royalty (ORR) interest of 7.5%. The purchaser failed to make a required $20,000 payment in January 2000. Hence, the Company instituted legal action to protect its rights. In June 2000, the Company settled its lawsuit against the purchasers of the East Voss property. The settlement, in general, provided that the Company would receive the full payment of $40,000 in three equal installments (including interest) on June 30, 2000, September 30, 2000 and December 31, 2000. The June 30, 2000 and the September 30, 2000 payments were received. As of April 2001, the Company received the discounted final payment of $12,500 and also received the past royalties, which were owing of approximately $6,000. The Company is currently receiving payments for its ORR interest in the property.

     Kimball County, Nebraska

     During November 1995, the Company purchased interests in three producing oil wells in Kimball County, Nebraska for $22,000. The Company's net revenue interest in the three wells are 7.50%, 3.93% and 3.33%. These wells were drilled approximately 7 years ago and are currently generating approximately $500 per month cash flow to the Company.

MINING PROSPECT

     Dobler Gold Mine Prospect, Broadwater County, Montana

     The Company owns a 100% ownership in a certain mining property in Broadwater County, Montana, known as the Dobler Mine prospect. The prospect consists of 80 acres of fee land (including minerals) and mineral rights to 280 surrounding acres, which the Company acquired during 1989 by exercising an option it held.

     The Company believes that this property is prospective for gold and silver through either a high grade underground mine or a low grade open pit operation. Effective July 19, 2002, the Company optioned the property to Montana Mining Corp. for a total purchase price of $220,000. The Company received a $15,000 payment in September 2002 with an additional $5,000 option payment due by September 1, 2003. If Montana Mining Corp. elects to exercise its option to purchase the property; a final option payment is due on or before September 1, 2004. In addition, the Company retained a 3% Net Smelter Return Royalty on any minerals produced from the property. Montana Mining Corp. is also obligated to spend $30,000 on exploration prior to September 1, 2003 and if it continues the option, an additional $30,000 on exploration prior to September 1, 2004. There are no assurances that Montana Mining Corp.will make any additional payments or expenditures. In that case the Company would have the property reassigned if Montana Mining Corp. fails to comply with the option agreement.

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

PRODUCTION INFORMATION

     NET PRODUCTION, AVERAGE SALES PRICE, AND AVERAGE PRODUCTION COSTS

     The table below sets forth the net quantities of oil and gas production attributable to the Company for the fiscal years ended September 30, 2002 and 2001 and the average sales prices, average production costs, and direct lifting costs per unit of production.

                                             Year Ended September 30,
                                             ------------------------

Net Production                              2002                 2001
--------------                              ----                 ----

Oil (BBLS)                                   509                   723
Gas (MCF)                                129,978               110,961

Average Sales Prices

Oil (per BBL)                             $20.66                $24.90
Gas (per MCF)                               1.12                  2.51

Average Production Cost

Per equivalent* MCF of gas                $  .63                $ 1.39

Average Lifting Costs

Per equivalent* MCF of gas                $  .42                $  .80

Production costs include all expenses, depreciation, depletion, and amortization, lease operating expenses and all associated taxes. Direct lifting costs do not include impairment expense, ceiling write down or depreciation, depletion and amortization.

*Equivalency assumes that one-barrel of oil equals 6 MCF of gas.

RESERVE INFORMATION

     OIL AND GAS RESERVES

     Oil and gas reserves for the Company's properties have been evaluated as of September 30, 2002 and September 30, 2001 by Dr. H.I. Bilgesu, P.E.

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

ESTIMATED PROVED RESERVES

     The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of the Company for the years ended September 30, 2001 and 2002. See Note 12 to the Consolidated Financial Statements for required Securities and Exchange Commission disclosure.

Proved Reserves

                                                 Oil (M BBLS)         Gas (MMCF)
                                                 -----------          ---------

Estimated quantity, September 30, 2000                16                  838

Revisions of previous estimates                        -                  806
Production                                             -                 (111)
                                                   -----                -----
Estimated quantity, September 30, 2001                16                1,533

Revision of previous estimates                         1                  117
Production                                             -                  (99)
                                                   -----                -----
Estimated quantity, September 30, 2002                17                1,551
                                                   =====                =====

                               Developed         Undeveloped      Total
                               ---------         -----------      -----

Oil (M BBLS)
September 30, 2002                     -              17            17
September 30, 2001                     -              16            16

Gas (MMCF)
September 30, 2002                   909             642         1,551
September 30, 2001                 1,078             455         1,533


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

     To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $100 per claim. Title examinations for a particular claim will be made when and if a significant discovery is made on that claim. As of September 30, 2002, the Company had no unpatented mining claims.

OFFICE FACILITIES

     The Company's Denver, Colorado office consists of approximately 1,088 square feet. The office lease expense is $970 per month and the lease term was from November 1, 2001 to October 31, 2002. The Company is currently leasing this office space on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

     On or about February 13, 2001, the Company filed suit against RME Petroleum Company, f/k/a Union Pacific Resources Company in U.S. District Court for the Southern District of Texas. The Company alleged that RME relinquished the lease to the Galvan Ranch (see Item 2 above) without providing notice to the Company as was required in an agreement and in an operating agreement between the Company and RME. The case was settled on November 21, 2002 on terms acceptable to the Company.

     Other than the above, the Company knows of no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject and no such proceedings are known to the Company to be contemplated by governmental authorities or others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended September 30, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. The Company's common stock was traded on the over-the-counter market until November 1992, and has been quoted only sporadically since November 1992. See the cover page of this report. The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "MNMN" and the quote as of December 20, 2002 was $0.06 bid and $0.51 ask.

     (b) Holders. The estimated number of record and beneficial owners of the Company's common stock at December 20, 2002 was approximately 145.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     GENERAL

     See Note 1 to the Company's Consolidated Financial Statements included with this annual report for a summary of the Company's significant accounting policies.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company believes the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

     RESERVE ESTIMATES

     The Company's estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

     Many factors will affect actual future net cash flows, including:

     -    the amount and timing of actual production;
     -    supply and demand for oil and natural gas;
     - curtailments or increases in consumption by oil and natural gas purchasers; and
     -    changes in governmental regulations or taxation.

     PROPERTY, EQUIPMENT AND DEPRECIATION

     The Company follows the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Unproved properties are assessed at least annually for possible impairment due to unrecoverability of costs invested under the rules of Statement of Financial Accounting Standards ("SFAS") No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Proved properties are assessed at least annually under the accounting rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, the Company had a total of $54,064 in cash and $463,026 in working capital compared to $9,203 in cash and working capital of $533,106 at September 30, 2001. This represents an increase of $44,861 in cash and a decrease of $70,080 in working capital. The decrease in working capital during the 12 months ended September 30, 2002 was the result of a decrease in investment in securities of $211,433 due to the sale of securities during the year offset by an increase in accounts receivable resulting from the settlement of a lawsuit and the recovery of legal fees. Proceeds from bond investments were $501,000 and approximately $299,000 was reinvested in bonds, the balance being used as working capital.

     At the present time, the Company's primary source of cash for operations and exploration is its current working capital, cash flow from operations, and cash which can be raised by selling shares of Tango Mineral Resources, Inc. (formerly South African Minerals Corporation) or Play Fair Mining Ltd. (formerly Layfield Resources, Inc.) and its investment in debt securities. The Company has in the past and may in the future, rely on joint venture partners or equity funding to supply most of the capital needed to evaluate and develop its properties. Any inability of the Company to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third party funding may limit development of most of its properties. Although the Company may use joint venture or equity funding to explore, acquire and, if warranted, develop its properties, the natural resource business is nevertheless very capital intensive. Based upon the Company's current status and plans, approximately $100,000 will be needed in 2003 to fund necessary holding expenses on the Company's properties.

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

     RESULTS OF OPERATIONS

     Revenues from oil, gas and pipeline sales decreased significantly for the twelve months ended September 30, 2002, from $624,608 in 2001 to $272,493 in 2002, a 56% decrease. This decrease was due to a decline in prices the Company receives for its oil and gas. The average price received from pipeline sales for fiscal 2001 was approximately $5.17 per MCF compared to $2.73 per MCF received in fiscal 2002, a decrease of 47%. Interest income decreased $7,438 from $33,635 in 2001 to $26,197 in 2002, a 22% decrease due primarily to decreased funds available in the bond investment account and a declining interest rate received on our investments.

     The Company's Dobler gold prospect was optioned in fiscal 2002 and a deposit of $15,000 was received. During 2001 and 2002, the Company realized a gain of $2,946 and $11,991, respectively, from the sale of bonds.

     Oil and gas and pipeline operating costs decreased $28,948, or 14%, from the year 2001 to 2002 (from $206,179 to $177,231). The decrease is primarily due to decreased gas well workover and gas compression expenses. Depreciation, depletion and amortization declined between the two years presented from $73,756 in 2001 to $45,548 in 2002. This $28,208 decline (38%) is primarily due to an increase in recoverable reserves of approximately 121,000 BOE and a stable depletable basis.

     Due to a significant reduction in the price received for its gas sales from the Galvan Ranch property and the resultant reduction in recoverable reserves the Company recorded an impairment of $128,000 in the year ended September 30, 2001. There was no impairment for the year ended September 30, 2002.

     In the year ended September 30, 2001, the Company sold its interest in the Wisconsin Gold Prospect in British Columbia Canada. The Company recorded a loss of $33,640 but was relieved of any future environmental liability on the property.

     The oil and gas and pipeline operating costs expressed as a percent of oil and gas pipeline income increased from 33% to 65% for the years ended September 30, 2001 and 2002, respectively. This increase was mainly the result of significantly lower gas prices and basic fixed costs, which cannot be reduced.

     General and administration expenses decreased by $13,742, or 7%, from the year ended September 30, 2001 to 2002. The decrease was primarily due to a decline in travel and entertainment of $6,000, the settlement of the Galvan Ranch litigation, which reduced legal fees by approximately $10,000, and an increase in accounting and auditing fees of approximately $5,000.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Officers of the Company are as follows:

                                                              Served as a
Name                     Age        Position                  Director Since
----                     ---        --------                  --------------

A.G. Foust               59         President and a           October 1, 1984
                                    Director

Stewart A. Jackson       61         Director                  January 1, 1992

John J. Womack           82         Director                  June 20, 1986

Ray K. Davis             60         Secretary                          N/A

Dru E. Campbell          51         Assistant Secretary                N/A


     All Directors of the Company will hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The Officers of the Company, who are appointed at the annual meeting of the Board of Directors, hold office until their successors are chosen and qualified, or until their death, resignation or removal. The Company presently has no audit, nominating or executive committee or committees performing substantially similar functions.

     The business experience and principal occupations of each Director and Officer of the Company for at least the past five years are as follows:

     A.G. Foust has been President of the Company since May 1, 1995, and he has been a Director since its inception. He also served as President of the Company since its inception in 1984 until September 1993. From June of 1984 to June of 1986, he was employed as a licensed registered representative and Vice President of Corporate Finance of B. J. Leonard & Company, Inc., a brokerage firm located in Denver, Colorado. From January 1976 to May 1984, he was President and Director of Minerals Engineering Company, a corporation with a class of equity securities registered under the Securities Exchange Act of 1934. Minerals Engineering Company, now a wholly owned subsidiary of Hecla Mining Co., is in the mining business. Mr. Foust has over 35 years of experience in the natural resources industry. From April 1972 through January 1976, he served as Assistant Vice President and Loan Officer of the First National Bank of Denver. His responsibilities as a loan officer included providing financial services for natural resource and mining companies. From November 1969 to April 1972, he was operations manager at Chorney Oil Company, a privately owned oil and gas exploration and production Company, and was responsible for all drilling completions, production and engineering. From 1968 through 1969, he served as a consulting engineer associated with Minerals Management, Inc., Casper, Wyoming. From April 1968 through November 1968, he served as District Engineer of Consolidated Oil and Gas, Inc., operating out of Denver, Colorado. From June 1964 through April 1968, Mr. Foust was employed as a chemical engineer with Shell Oil Company, designing and supervising production of water and chemical flood installations. Mr. Foust has a Bachelor of Science degree in Chemical Engineering from Montana State University.

     Stewart A. Jackson was President of the Company from September 1993 until May 1995 and has been a Director since early 1992. He had also served as a director of Layfield Resources, Inc., a publicly held Company listed on the Vancouver Stock Exchange, from 1993 to May 1995. Mr. Jackson has 35 years experience in the mineral industry and has been associated with the Company in a geological consulting capacity for the past five years and as a Director since January 1, 1992. He is actively involved in exploration and development of both base and precious metal deposits in a wide range of environments for both large and small companies. He was responsible for the discovery and development of several major mineral discoveries, including the Red Dog multi-billion dollar zinc deposit in northwestern Alaska for Cominco Resources, Inc., where he was Supervisory Geologist from 1969 to 1977. He was involved in the discovery and development of the Borealis, Sout McCoy and Manhattan gold deposits in Nevada for Houston Oil and Minerals where he held the position of Manager-Minerals Exploration from 1977 to 1981. He formed Crown Resource Corp. in 1981 and acted as President of that Company until 1987. Crown Resource Corp. (now Crown Resources Corporation) currently has three major gold discoveries in production and several other gold deposits under development. He raised $20 million for the discovery and development of these and other properties before leaving Crown. He is currently involved in exploration and development projects including gold, silver, diamonds and base metals. Mr. Jackson earned a Bachelor of Science degree in Geology from the University of Western Ontario, Master of Science degree in Stratigraphy and Mineral Deposits from the University of Toronto and a Ph.D. in Stratigraphy and Economic Geology from the University of Alberta. In addition to these accomplishments, he has also been author and co-author of numerous geologic publications and received prestigious awards for some. Mr. Jackson resigned as President in May 1995, in order to devote more of his time to his foreign mining activities, and is currently on the Board of a number of Canadian mining companies.

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

     Ray K. Davis has been associated with Monument Resources since March 1996 in the capacity of Financial Consultant and provides the Company with administrative services, accounting, SEC and tax support. He was appointed to the position of Secretary of the Corporation on November 1, 1997. He has over 30 years experience in the oil and gas and mining industries, with emphasis on asset acquisition, mergers and project due diligence. Merger and acquisition negotiations as well as due diligence projects have taken him to Russia, Alaska, Mexico, and Europe. Mr. Davis has been a consultant to the oil and gas industries since November 1984. From May of 1977 through October 1984, he was treasurer of Macey and Mershon Oil, Inc. responsible for financial planning and operations of the Company and its owners. From June 1973 to April 1977, he was a partner in the firm of Ballard-Davis Associates, which provided financial and accounting services to small and newly formed companies in the oil and gas industry. From November 1969 to March 1973 Mr. Davis was Controller of the Baumgartner Companies with oil, gas, mining, and drilling operations in the United States and Canada. From November 1968 to November 1969, he was Assistant Controller of The Colorado Corporation, a wholly owned subsidiary of King Resources, Inc. Mr. Davis is a 1967 graduate of the University of Denver, Denver, Colorado with a Bachelor of Science degree in Business Administration. Mr. Davis is a past officer and director of the Colorado Society of Petroleum Accountants. For three years, he taught oil and gas accounting at Arapahoe Community College.

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

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information regarding executive compensation for the Company's President and Chief Executive Officer. No executive officer received compensation in excess of $100,000 for either of the years ended
September 30, 2001 and 2002.


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                       Long Term Compensation
                                                                       ----------------------
                                    Annual Compensation                        Awards         Payouts
                                    -------------------                        ------         -------
                                                                       Restricted   Options/
Name and Principal         Fiscal                      Other Annual     Stock        SARs        LTIP        All Other
Position                    Year    Salary    Bonus    Compensation     Award(s)    (Number)    Payouts     Compensation
------------------          ----    ------    -----    ------------     --------    --------    -------     ------------
A.G. Foust, President       2001    $48,000    -0-          -0-           -0-         -0-        -0-            -0-

and Chief Executive         2002    $48,000    -0-          -0-           -0-         -0-        -0-            -0-
Officer

At the present time, the Company has no retirement, pension or profit sharing programs for the benefit of its employees. However, in its discretion, may adopt one or more of such programs in the future.

No options were granted or exercised during the year ended September 30, 2002.
Refer to Notes 7 and 8 to the Consolidated Financial Statements for status of current outstanding stock options.

                                       13

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 20, 2002, the number and percentage of shares of the Company's no par value Common Stock (its only class of voting securities), owned beneficially by each Officer and Director, each person known by the Company to own more than five percent of the Company's common stock, and all Directors and Officers as a group:


Name and Address of               Amount and Nature of                Percent of
  Beneficial Owner                Beneficial Ownership   Options (2)    Class

A.G. Foust                             994,412 (1)         150,000      23.5%
4810 West Delaware Drive
Larkspur, CO 80118

Stewart A. Jackson                     464,450             100,000      11.6%
6025 S. Eaton Lane
Littleton, CO 80123

Ray K. Davis                                --              50,000       1.0%
2050 South Oneida Suite 106
Denver, CO 80224

Dru E. Campbell                        182,500                           3.7%
4810 West Delaware Drive
Larkspur, CO 80118

John J. Womack                         112,500             100,000       4.4%
208 E. Bannack
Dillon, MT 59725

All Officers and Directors as a      1,753,862             400,000      44.2%
Group (5 Persons)

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     A director of the Company, Stewart A. Jackson, is also a director and a 9.5% shareholder of Montana Mining Corp., which optioned the Dobler Mine Property as described in Item II above. The independent member of the Company's board of directors believes the terms of the transaction were fair to the Company and comparable to those that might have been obtained from a non-affiliated third party.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.             DESCRIPTION

         Exhibit No. 99.1      Certification of Chief Executive and Financial
                               Officer under Section 906 of the Sarbanes-Oxley
                               Act of 2002.

     (b) No reports were filed on Form 8-K during the Company's fourth quarter ended September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

     The Company, under the supervision of its chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon the results of this evaluation, the Company believes that it maintains proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date and through the date of this annual report.

                          INDEX TO FINANCIAL STATEMENTS


     TITLE                                                           PAGE

     Independent Auditors' Report                                    F-1

     Consolidated Balance Sheets as of
          September 30, 2002 and 2001                                F-2 to F-3

     Consolidated Statements of Operations
          for the Years Ended September 30, 2002 and 2001            F-4

     Consolidated Statements of Stockholders' Equity for the
          Years Ended September 30, 2002 and 2001                    F-5

     Consolidated Statements of Cash Flows
          for the Years Ended September 30, 2002 and 2001            F-6

     Notes to Consolidated Financial Statements                      F-7 to F-25

                          INDEPENDENT AUDITORS' REPORT


  Board of Directors
  Monument Resources, Inc. and Subsidiaries
  Denver, Colorado

  We have audited the consolidated balance sheets of Monument Resources, Inc. and Subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monument Resources, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the consolidated results of their operations and cash flows for the years ended September 30, 2002 and 2001 in conformity with generally accepted accounting principles generally accepted in the United States of America.



                                            /s/  GORDON, HUGHES & BANKS, LLP
                                            --------------------------------
                                                 GORDON, HUGHES & BANKS, LLP

  Greenwood Village, Colorado
  November 26, 2002




                      MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 2002 AND 2001



                                        ASSETS





                                                                  2002         2001
                                                               ----------   ----------
Current assets:
      Cash and cash equivalents                                $   54,064   $    9,203
      Investment in marketable securities (Note 3)                300,743      512,176
      Accounts receivable - legal and insurance                   110,195
      Accounts receivable                                          24,373       55,292
      Prepaid expense                                              15,148       22,676
                                                               ----------   ----------
               Total current assets                               504,523      599,347


Mineral properties (Note 4)                                        38,706       53,616
Proved oil and gas properties, successful efforts
      method, net of accumulated depletion (Note 12)              564,334      562,195
Property and equipment
      Gas pipeline, net of accumulated depreciation (Note 5)      161,685      171,461
      Property and equipment, net of accumulated
         depreciation (Note 5)                                     44,045       50,185
                                                               ----------   ----------
            Net property and equipment                            205,730      221,646


Investment in securities, at market (Note 3)                       47,800       64,231
                                                               ----------   ----------

Total assets                                                   $1,361,093   $1,501,035
                                                               ==========   ==========


                    See accompanying summary of accounting policies
                    and notes to consolidated financial statements.                F-2

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001
                                   (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                        2002           2001
                                                     -----------    -----------
Current liabilities:
      Accounts payable and accrued expenses          $    41,497    $    38,289
      Insurance proceeds, net (Note 6)                      --           27,952
                                                     -----------    -----------
              Total current liabilities                   41,497         66,241


Stockholders' equity (Notes 3 and 7):
   Preferred stock, no par value, authorized
       1,000,000 shares; none issued                        --             --
   Common stock, no par value, authorized
       10,000,000 shares; issued and outstanding
       4,869,000 shares in 2002 and 2001               3,167,782      3,167,782
   Accumulated (deficit)                              (1,894,931)    (1,805,778)
   Unrealized gain on investment
       in securities (Note 3)                             46,745         72,790
                                                     -----------    -----------
              Total stockholders' equity               1,319,596      1,434,794
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 1,361,093    $ 1,501,035
                                                     ===========    ===========


                 See accompanying summary of accounting policies
                 and notes to consolidated financial statements.            F-3



                     MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                           2002           2001
                                                        -----------    -----------
Revenue:
     Oil and gas sales                                  $   155,581    $   296,809
     Gas pipeline                                           116,912        327,799
     Gain on the sale of investments (Note 3)                11,991          2,946
     Interest                                                26,197         33,635
                                                        -----------    -----------
              Total Revenue                                 310,681        661,189

Expenses:
     Oil and gas operating expense                           55,718         92,704
     Pipeline operating expense                             121,513        113,475
     Depreciation, depletion, and amortization               45,548         73,756
     Impairment of oil and gas properties (Note 12)            --          128,000
     Loss on sale of mineral property                          --           33,640
     General and administrative                             177,055        190,797
                                                        -----------    -----------
              Total Expenses                                399,834        632,372
                                                        -----------    -----------

Net income (loss)                                       $   (89,153)   $    28,817
                                                        ===========    ===========

Basic income (loss) per common share                    $     (0.02)   $      0.01
                                                        ===========    ===========

Diluted income (loss) per common share                  $     (0.02)   $      0.01
                                                        ===========    ===========

Basic weighted average number of shares outstanding       4,869,000      4,869,000
                                                        ===========    ===========

Diluted weighted average number of shares outstanding     4,869,000      5,200,579
                                                        ===========    ===========


                  See accompanying summary of accounting policies
                  and notes to consolidated financial statements.              F-4



                                            MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001



                                                       No Par Value                  Accumulated
                                           Common          Stock      Accumulated   Comprehensive                 Comprehensive
                                           Shares          Amount      (Deficit)    Income (Loss)      Total      Income (Loss)
                                         -----------    -----------   -----------    -----------    -----------    -----------
Balances, September 30, 2000               4,869,000    $ 3,167,782   $(1,834,595)   $    52,933    $ 1,386,120

     Net income                                                            28,817                        28,817    $    28,817

Comprehensive income
     Change in unrealized gain on
     securities held for sale (Note 3)                                                    19,857         19,857         19,857
                                                                                                                   -----------

Comprehensive income                                                                                               $    48,674
                                         -----------    -----------   -----------    -----------    -----------    ===========

Balances, September 30, 2001               4,869,000      3,167,782    (1,805,778)        72,790      1,434,794

     Net (loss)                                                           (89,153)                      (89,153)       (89,153)
                                                                                                                   -----------

Comprehensive (loss)
     Change in unrealized loss on
     securities held for sale (Note 3)                                                   (26,045)       (26,045)       (26,045)
                                                                                                                   -----------

Comprehensive (loss)                                                                                               $  (115,198)
                                         -----------    -----------   -----------    -----------    -----------    ===========
Balances, September 30, 2002               4,869,000    $ 3,167,782   $(1,894,931)   $    46,745    $ 1,319,596
                                         ===========    ===========   ===========    ===========    ===========


                                         See accompanying summary of accounting policies
                                         and notes to consolidated financial statements.                                    F-5



                         MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                    2002         2001
                                                                  ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                               $ (89,153)   $  28,817
  Adjustment to reconcile net income (loss) to net
    cash provided (used) by operating activities:
      Depreciation, depletion and amortization                       45,548       73,756
      Impairment of oil and gas property                               --        128,000
      Property interest as compensation for services                   --          5,273
      Loss on sale of property                                         --         33,640
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                    (79,276)       1,268
      (Increase) decrease in prepaid expenses                         7,528      (12,251)
      Increase in accounts payable                                    3,208       31,341
      Increase (decrease) in insurance proceeds, net                (27,952)      27,952
                                                                  ---------    ---------

         Net cash flows provided (used) by operating activities    (140,097)     317,796


Cash flows from investing activities:
  Proceeds from the sale of mineral properties                       15,000        7,405
  Purchase of oil and gas properties                                (30,360)     (87,391)
  Purchase of equipment                                              (1,411)     (31,542)
  Purchase of mineral properties                                        (90)        --
  Proceeds from note receivable                                        --         27,660
  Bond purchases                                                   (299,394)    (905,987)
  Proceeds from sale of bonds                                       501,213      602,431
                                                                  ---------    ---------

         Net cash flows provided (used) by investing activities     184,958     (387,424)
                                                                  ---------    ---------

Net increase (decrease) in cash                                      44,861      (69,628)

Cash and cash equivalents
  Beginning of period                                                 9,203       78,831
                                                                  ---------    ---------

  End of period                                                   $  54,064    $   9,203
                                                                  =========    =========

                         SCHEDULE OF NONCASH INVESTING ACTIVITIES
                         ----------------------------------------

                                                                    2002         2001
                                                                  ---------    ---------
Increase (decrease) in unrealized gain on
  securities available for sale                                   $ (26,045)   $  19,857
                                                                  =========    =========


                      See accompanying summary of accounting policies
                      and notes to consolidated financial statements.                F-6

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Monument Resources, Inc. and Subsidiaries (the "Company") was organized under the laws of the State of Colorado on October 1, 1984. The Company is in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from its oil and gas properties. The Company's mineral properties are in Montana. The Company's oil and gas properties are in Webb and Knox Counties, Texas, Leavenworth County, Kansas and Kimball County, Nebraska. The Company also operates a gas pipeline in conjunction with its Leavenworth gas wells.

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

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned Kansas subsidiary, COG Transmission Corporation. All inter-company transactions and balances have been eliminated in consolidation.

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

INVESTMENT IN SECURITIES

The Company follows SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, the Company's investments in securities have been classified as available-for-sale because they are being held for an indefinite period of time. Under the available-for-sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains and losses recorded as a component of stockholders' equity. The current market value is derived from published

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT IN SECURITIES (CONTINUED)

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

The Company maintains cash with various financial institutions. The Company periodically evaluates the financial standing of these institutions and believes the risk of loss to be minimal.

The Company has recorded trade accounts receivable from the business operations. The Company periodically evaluates the collectibility of trade receivables and believes the receivables to be fully collectible and the risk of loss to be minimal.

The Company's investment in U.S. Government and Corporate Bonds is subject to moderate price volatility due to interest rate changes; however, realization of these investments has minimal risk. The Company's investment in common stock of two companies is subject to substantial price volatility due to the nature of Canadian stock markets, the nature of the extractive industries business and variations in the Canadian dollar exchange rate.

Fair Value
----------

The carrying amount of the Company's financial instruments is equivalent to their fair value as follows:

     Cash and cash equivalents and trade receivables and payables - The carrying amount approximates fair value because of the short maturities of these instruments.

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

STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" for consultants and non-employees. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Financial Accounting Standards Board encourages entities to adopt the fair-value based method but does not require adoption of this method. The Company will continue its current accounting policy under APB No. 25 for employees and directors and has adopted the disclosure-only provisions of SFAS No. 123 for any options and warrants issued to employees and directors.

EARNINGS PER SHARE

The Company has adopted SFAS No. 128 addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the year ended September 30, 2001:

                                                      2001
                                                      ----
                                                                      Per
                                       Net                          Share
                                       Income        Shares         Amount
                                       ------        ------         ------

         Basic earnings per share:

           Net income and
           share amounts               $ 28,817      4,869,000       $0.01

           Dilutive securities
            stock options                              331,579
                                       -----------------------------------

         Diluted earnings per share:

           Net income and assumed
           share conversion            $ 28,817      5,200,579       $0.01
                                       ===================================


The Company had a net loss of $89,153 for the year ended September 30, 2002. Because of the net loss, the basic and diluted weighted average shares outstanding are considered the same, since including dilutive securities would have an anti-dilutive effect on loss per share calculations.


CAPITAL STRUCTURE

The Company utilizes SFAS No. 129, "Disclosure of Information about Capital Structure", which requires companies to disclose all relevant information regarding their capital structure.

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, the Company reports unrealized gains and losses on investments in debt and equity securities as changes in equity.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which requires a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

BUSINESS COMBINATIONS

The Company has adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. Adoption of this statement had no impact on the financial statements.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires, among other things, the companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. Adoption of this statement had no impact on the financial statements.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASSET RETIREMENT OBLIGATIONS

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for financial statements issued for years beginning after June 15, 2002 with earlier application allowed. The Company does not believe the adoption of this statement will have any impact on its financial statements.

ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this statement will have any impact on its financial statements.

NOTE 2 - MANAGEMENT'S USE OF ESTIMATES

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to impairments of mineral and oil and gas properties, oil and gas reserves and future dismantlement, restoration and abandonment costs. The actual future results in the above areas may differ from the estimated amounts.

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

NOTE 3 - INVESTMENT IN SECURITIES

The Company has recorded its investment in 75,000 shares of Tango Mineral Resources, Inc. (formerly Southern Africa Minerals Corporation) ("Tango") (Toronto Exchange), a Canadian company, and 380,000 shares of Play Fair Mining Ltd. ("Play Fair") (formerly Layfield Resources, Inc.) (Vancouver Exchange), a Canadian company, at fair value in accordance with SFAS No. 115. During fiscal years 2002 and 2001, no shares were sold. Based on the demonstrated liquidity and marketability of the Play Fair and Tango shares, and in accordance with

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 3 - INVESTMENT IN SECURITIES (CONTINUED)

SFAS No. 115, the Company has recorded its investments in the stocks based on published market listings and on the closing bid price on the stocks' respective exchanges. These shares are classified by the Company as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

The Company's investment in debt securities consists of various U.S. government and corporate financial instruments. The Company considers these bonds to be currently available for sale and has no timetable for sale or redemption. Nevertheless, the Company does not expect to hold the bonds to maturity. During fiscal 2002 and 2001, the Company sold bonds for a net gain on sale of $11,991 and $2,946, respectively.

Investments in securities are summarized as follows at September 30, 2002:

                                                     Unrealized     Fair Market
                                                        Gain           Value
                                                     -----------    -----------
   Available-for-sale securities
        Common Stock                                 $    45,397    $    47,800
        Debt Securities (maturing 1 to 17 years)           1,348        300,743
                                                     -----------    -----------

                                                      $  46,745     $  348,543
                                                     ===========    ===========

Investments in securities are summarized as follows at September 30, 2001:

                                                     Unrealized    Fair Market
                                                        Gain          Value
                                                     -----------   ------------
   Available-for-sale securities
        Common Stock                                 $  61,828     $    64,231
        Debt Securities (maturing 1 to 19 years)         10,962        512,176
                                                     -----------   ------------
                                                     $  72,790     $  576,407
                                                     ===========   ============

NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $38,706 at September 30, 2002 and $53,616 at September 2001, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

Effective July 19, 2002, the Company optioned the property to Montana Mining Corp. for a total purchase price of $220,000. The Company received a $15,000 payment in September 2002 with an additional $5,000 option payment due by September 1, 2003. If Montana Mining Corp. elects to exercise its option to purchase the property; a final option payment is due on or before September 1, 2004. In addition, the Company retained a 3% Net Smelter Return Royalty on any minerals produced from the property. Montana Mining Corp. is also obligated to spend $30,000 on exploration prior to September 1, 2003 and if it continues the option, an additional $30,000 on exploration prior to September 1, 2004. There are no assurances that Montana Mining Corp. will make any additional payments or expenditures. In that case the Company would have the property reassigned if

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - MINERAL PROPERTIES (CONTINUED)

Montana Mining Corp. fails to comply with the option agreement. Additionally, a director of the Company is also a director and 9.5% shareholder of the Montana Mining Corp.

WISCONSIN MINE PROPERTY, BRITISH COLUMBIA, CANADA

The Company's Wisconsin Mine Property consisted of two patented gold mining claims covering approximately 64 acres. An alternative use for the property was the harvesting of timber or sale as real estate. This property was sold at a loss of $33,640 in the year ended September 30, 2001.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                          2002          2001
                                                        ---------     ---------
Land                                                    $  12,500     $  12,500
Machinery                                                  98,309        96,898
                                                        ---------     ---------
    Total                                                 110,809       109,398

Less: accumulated depreciation                            (66,764)      (59,213)
                                                        ---------     ---------
    Net property, plant and equipment                      44,045        50,185

Pipeline                                                  300,000       300,000

Less: accumulated depreciation                           (138,315)     (128,539)
                                                        ---------     ---------

    Net pipeline                                          161,685       171,461
                                                        ---------     ---------

    Net property, plant, equipment and pipeline         $ 205,730     $ 221,646
                                                        =========     =========

Depreciation expense charged to operations was $17,327 and $23,989 in fiscal 2002 and 2001, respectively.

The useful lives of property and equipment for purposes of computing depreciation are as follows:

         Machinery and equipment         3 - 7 years
         Pipeline                        Useful life of related gas production,
                                         Approximately 5 to 7 years


NOTE 6 - INSURANCE PROCEEDS, NET

In March 2001, the Company had a compressor in its gas gathering system destroyed by fire, with a subsequent insurance settlement of $43,000. The net book value of the destroyed equipment, together with rental payments for a

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 6 - INSURANCE PROCEEDS, NET (CONTINUED)

for a temporary replacement compressor, were charged to the insurance proceeds as of September 30, 2001. The Company rebuilt the damaged compressor at a cost of $13,402 in August 2002. See Note 13.

NOTE 7 - STOCKHOLDERS' EQUITY

The Company's amended Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 2002 and 2001, no shares of preferred stock have been issued.

NOTE 8 - STOCK OPTION PLANS

During 2000, the Company adopted a new Stock Option Plan (the " 2000 Plan"). The exercise price of the shares covered by options granted pursuant to the 2000 Plan may not be less than the fair market value of the common stock on the grant date. Further, the exercise price shall not be less than 110% of the fair market value of the common stock on the day of grant if the optionee owns 10% or more of the Company's common stock. With respect to each individual option granted under the 2000 Plan; the Board of Directors will determine separately the number of shares, the option period, and the limitations, which will apply to the exercise of options. As of September 30, 2002, the Company had an aggregate of 750,000 common shares reserved for issuance under the 2000 Plan. As of September 30, 2002, under the 2000 Plan, options to purchase 450,000 common shares had been granted to three board members, an employee and a consultant. During 2001, options to purchase 100,000 common shares were granted to a third party for future business venture activities on behalf of the Company. No options were granted to employees, directors or consultants for the year ended September 30, 2002.

The Company applies SFAS No. 123 in accounting for options granted to consultants. Accordingly, the fair value of each option granted to the consultant is estimated on the date of grant using the Black-Scholes option-pricing model.

During 2001, the Company granted options to purchase 100,000 common shares to a consultant. The options are exercisable at $.50 per common share for a period of two years beginning July 31, 2001. The following weighted average assumptions were utilized in valuing the 2001 options: no dividend yield, expected volatility of 20%, risk free interest rates of 8.5% and expected lives of 2 years. Using these factors, the Black Scholes option-pricing model calculates compensation to the consultant of $-0-. Management considers the services to be rendered under this agreement to be immaterial and has not recorded any value to the granting of these options.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - STOCK OPTION PLANS (CONTINUED)

The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                         Number of          Weighted Average
                                                           Exercise Price of
                                          Shares           Shares Under Plans
                                        -----------       --------------------
     Outstanding September 30, 2000       450,000               $. 15
     Granted                              100,000                 .50
     Exercised                               -                      -
     Forfeited or expensed                   -                      -
                                        -----------       --------------------
     Outstanding September 30, 2001       550,000                 .27
     Granted                                 -                      -
     Exercised                               -                      -
     Forfeited or expensed                   -                      -
                                        -----------       --------------------
     Outstanding September 30, 2002       550,000                $.27
                                        ===========       ====================

The Company applies APB No. 25 in accounting for options granted to employees and directors. The exercise price of the employees' and directors' options equaled or exceeded the fair market value of the common shares on the date of grant and, accordingly, no compensation cost has been recognized for options granted to employees and directors under the provisions of APB No. 25 for stock options. Under SFAS No. 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the options granted to employees and directors been determined under SFAS No. 123, based on the fair market value at the grant date, the Company's pro forma net income (loss) and net income (loss) per share would have been reflected as follows:

                                            2002               2001
                                         ----------         ----------
     Net earnings (loss)
         As reported                     $  (89,153)        $   28,817
         Pro forma                       $ ( 89,153)        $   28,817
     Net earnings per share
         As reported                     $     (.02)        $      .01
         Pro forma                       $     (.02)        $      .01

NOTE 9 - INCOME TAXES

There is no current or deferred income tax expense for the years ended September 30, 2002 and 2001 because the Company had net losses for income tax purposes in the year 2002 and had sufficient net operating loss carry forward to offset taxable income in the year ending September 30, 2001. During 2001, the Company used $55,481 in net operating loss carryforwards to offset fiscal September 30, 2001 taxable income. For 2002, the Company had a loss of $89,153 for financial reporting purposes.

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

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet at September 30, 2002 and 2001 is the result of the following:

                                                        2002        2001
                                                      --------    --------
               Deferred tax liabilities:
                  Insurance proceeds, net             $   -0-     $ (9,504)
                  Pipeline depreciation                (45,980)
               Deferred tax assets:                                (44,642)
                  Net operating loss                   483,462     407,096
                  Securities valuation                 107,147     107,147
                  Oil and gas properties                33,038      79,066
                                                      --------    --------
                         Total                         577,667     539,163
               Less:  valuation allowance             (577,667)   (539,163)
                                                      --------    --------
               Net deferred tax assets                $   --      $   --
                                                      ========    ========

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the two years ended September 30 is as follows:

                                                        2002        2001
                                                      --------    --------
               Statutory federal income tax rate        (34%)        34%

               State tax net of federal benefit          --          --

               Effect of net operating loss
               carryforwards                             34%        (34%)
                                                      --------     --------

               Effective rate                             0%          0%
                                                      ========     ========

The temporary differences causing the deferred tax asset are expected to reverse over the next ten years. At September 30, 2002 and 2001, the Company has operating loss carryforwards of $1,421,946 and $1,197,340, respectively. The operating loss carryforwards expire beginning in 2012 ($44,179 in 2012 and $1,377,767 thereafter).

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 10 - MAJOR CUSTOMERS

The Company derived in excess of 87% of its revenue from one source (oil and gas sales and pipeline sales) as follows:
                                                            Company
                                                               A
                                                            -------
Year ended:
                  September 30, 2002                          87%

                  September 30, 2001                          82%

As of September 30, 2002 and 2001, $17,119 and $36,549, respectively, was due from this source.

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

During the years ended September 30, 2002 and 2001, there were no inter-segment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.



                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 11 - SEGMENT INFORMATION (CONTINUED)

Net sales to one customer of the oil and gas segment totaled approximately
$236,000 and $512,000 of revenues or 87% and 82% for the years ended September
30, 2002 and 2001, respectively.

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

Segment information consists of the following:

                                     Oil and Gas       Pipeline          Mining        Corporate       Consolidated
Revenues:
2002                                   $155,581         $116,912        $    -0-       $  38,188        $  310,681
2001                                    296,809          327,799             -0-          36,581           661,189

Income (Loss) From Operations
2002                                   $ 71,341         $(20,339)       $    -0-       $(140,155)       $  (89,153)
2001                                     20,678          196,722         (33,640)       (154,943)           28,817

Identifiable Assets (net)
2002                                   $583,446        $ 207,785        $ 38,706       $ 531,156        $1,361,093
2001                                    593,142          242,908          53,616         611,369         1,501,035

Depreciation, Depletion and
Valuation Charged to Identifiable
Assets
2002                                   $ 28,521        $  15,739        $    -0-       $   1,288        $   45,548
2001                                    183,427           17,602             -0-             727           201,756

Capital Expenditures
2002                                   $ 30,360        $     -0-        $     90       $   1,411        $   31,861
2001                                     87,391           28,870             -0-           2,672           118,933



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

                                                                            F-20

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

CAPITALIZED COSTS

Capitalized costs associated with oil and gas producing activities, excluding the Kansas pipeline, are as follows:

                                                      September 30,
                                               ---------------------------

                                                  2002             2001
                                               -----------      ----------
     Proved properties                         $ 1,799,533     $ 1,769,173
     Impairment allowance                         (934,448)       (934,448)
     Accumulated depreciation, depletion,
     and amortization                             (300,751)       (272,530)
                                               -----------     -----------


               Net capitalized costs           $   564,334     $   562,195
                                               ===========     ===========

In the years ended September 30, 2002 and 2001, the Company recorded impairments of $-0- and $128,000, respectively, related to its Galvin Ranch proved undeveloped gas field. The impairment allowance is based on a determination of the fair market value of the property.

COSTS INCURRED

Information relating to the Company's costs incurred in its oil and gas property acquisition, exploration, and development activities is summarized as follows:

                                                      September 30,
                                               ---------------------------
                                                  2002             2001
                                               -----------     -----------
     Acquisition of properties                 $      --       $      --
     Development costs                              30,360          87,391
     Exploration costs                                --              --
                                               -----------     -----------
               Total costs incurred            $    30,360     $    87,391
                                               ===========     ===========

For the year ended September 30, 2002, the Company conducted three workovers at a cost of $30,360. There were no exploration costs incurred for the years ended September 30, 2002 and 2001.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

RESULTS OF OPERATIONS

Results of operations for oil and gas producing and pipeline activities are as follows:

                                                           September 30,
                                                 ------------------------------
                                                    2002                 2001
                                                 ---------             --------

     Revenues                                    $ 272,493             $624,608
     Production and operating costs               (177,231)            (206,179)

     Impairment of oil and gas properties              -0-             (128,000)
     Depreciation and depletion                    (44,260)            ( 73,029)
                                                 ---------            ---------
     Results of operations (excluding
     corporate overlap)                          $  51,002            $ 217,400
                                                 =========            =========

UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of September 30, 2002 and 2001 were prepared by Dr. H. I. Bilgesu. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

     Changes in proved reserves                  (M BBLS)    (MMCF)
                                                 -------     -------
     Estimated quantity, September 30, 2000           16         838
     Revisions of previous estimate                              806
                                                     --
     Production                                      --         (111)
                                                 -------     -------

     Estimated quantity, September 30, 2001           16       1,533
     Revisions of previous estimate                    1         117
     Production                                      --          (99)
                                                 -------     -------


     Estimated quantity, September 30, 2002           17       1,551
                                                 =======     =======

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED OIL AND GAS RESERVE QUANTITIES (CONTINUED)

     Proved reserves at year end     Developed    Undeveloped    Total
     ---------------------------     ---------    -----------    -----

     Oil (M BBLS):
         September 30, 2002              -            17           17
         September 30, 2001              -            16           16

     Gas (MMCF):
         September 30, 2002              909         642        1,551
         September 30, 2001            1,078         455        1,533


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

The following presents the unaudited principal components of the standardized measure of the discounted future net cash flows:
                                                           September 30,
                                                    ---------------------------
                                                      2002                2001
                                                    ---------------------------
                                                           (in thousands)

     Future cash inflows                            $ 2,872             $ 2,568
     Future production and development costs         (1,334)             (1,285)
     Future income tax expense                         -                   -
                                                    -------             -------
     Future net cash flows                            1,538               1,283

     10% annual discount for estimated timing
     of cash flows                                     (678)               (537)
                                                    -------             -------

     Standardized measure of discounted cash
     flows                                          $   860             $   746
                                                    =======             =======

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 12 - OIL AND GAS ACTIVITIES (CONTINUED)

                   UNAUDITED STANDARDIZED MEASURE (CONTINUED)

The following presents the unaudited principal source of the changes in the standardized measure of discounted future net cash flows:

                                                      Years ended September 30,
                                                      -------------------------
                                                       2002                2001
                                                      -------------------------
                                                            (in thousands)
     Standard measure of discounted future net
     cash flows:
             Beginning of year                        $ 746               $ 808
                                                      -----               -----
     Sales and transfers of oil and gas produced,
                   net of production costs              (99)               (204)
     Net changes in prices and production costs
     and other                                          134                (633)

     Changes in future development costs                -                   (54)

     Revisions of previous quantity estimates            66                 795
     Other                                              (62)                (47)
     Net change in income taxes                         -                   -
     Accretion of discount                               75                  81
                                                      -----               -----
                                                        114                 (62)
                                                      -----               -----
             End of year                              $ 860               $ 746
                                                      =====               =====

  NOTE 13 - LEASES

  The Company has an operating lease for a gas compressor that it uses in its pipeline operation. Lease costs for the equipment amounted to $21,396 and $18,570 in fiscal 2002 and 2001, respectively. The lease is renewable on a month-to-month basis and is currently at a rate of $1,783 per month.

  The Company also had an operating lease for a gas compressor leased to replace a gathering system compressor destroyed by fire in March 2001 (see Note 6). This lease was originally for a term of six months and was renewable on a month-to-month basis at the rate of $1,469 per month. The compressor lease was terminated as of August 1, 2002. Insurance proceeds received for equipment replacement were reduced by $14,690 and $8,400 of rental charges for temporary equipment for the years ended September 30, 2002 and 2001, respectively.

  The Company maintains offices in Denver, Colorado, at a cost of $970 per month. Lease costs for the office space totaled $11,640 and $12,170, respectively, for the years ended September 30, 2002 and 2001.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 14 - LITIGATION

On or about February 13, 2001, the Company filed suit against RME Petroleum Company, f/k/a Union Pacific Resources Company in U.S. District Court for the Southern District of Texas. The Company alleges that RME relinquished the lease to the Galvan Ranch without providing notice to the Company as was required in an agreement and in an operating agreement between the Company and RME. The case was settled on November 21, 2002 on terms which were acceptable to the Company.

NOTE 15 - RELATED PARTY TRANSACTIONS

As discussed in Note 4, a director of the Company is also a director and 9.5% shareholder of the Montana Mining Corp., which has optioned to purchase the Company's Dobler mining property.

NOTE 16 - SUBSEQUENT EVENTS

In November 2002, the Company leased an oil and gas property in Leavenworth County, Kansas, which contains 236 acres and two producible gas wells. Prior to production the Company must construct approximately 2 to 3 miles of new gas pipeline at an estimated cost of $50,000 - $60,000 to connect the wells to the Company's existing pipeline.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONUMENT RESOURCES, INC.




Date:  December 20, 2002     By:  /s/  A.G. Foust
                                --------------------------------
                                       A.G. Foust, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signature                    Title                                   Date
---------                    -----                                   ----

/s/  A.G. Foust              President (Chief Executive        December 20, 2002
------------------------     Officer, Principal Financial
                             and Accounting Officer
                             and Director)



/s/  Stewart A. Jackson      Director                          December 20, 2002
------------------------
     Stewart A. Jackson


/s/  John J. Womack          Director                          December 20, 2002
------------------------
     John J. Womack

                                  CERTIFICATION

I, A.G. Foust, certify that:


     1. I have reviewed this Annual Report on Form 10-KSB of Monument Resources, Inc. and subsidiaries;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and (c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

     Date:      December 20, 2002           By:  /s/  A.G. Foust
                                               -------------------------------
                                            Name:     A.G. Foust
                                            Title:    Principal Executive and
                                                      Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                   DESCRIPTION
  ------                   -----------

  99.1                     Certification of Chief Executive and
                           Financial Officer under Section 906 of the
                           Sarbanes-Oxley Act of 2002.