Form 10QSB
period 2002-12-31
MONUMENT RESOURCES INC
filed 2003-02-14
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended December 31, 2002

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,869,000 shares of common stock were outstanding at February 13, 2003.

Transitional Small Business Disclosure Format (Check One):

                                  Yes     No  X
                                     -----  -----

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I.          FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements:

                 Consolidated Balance Sheets as of                        2
                 December 31, 2002 (unaudited) and September 30, 2002

                 Unaudited Consolidated Statements of Operations          4
                 For the Three Months ended December 31, 2002 and 2001

                 Unaudited Consolidated Statements of Cash Flows          5
                 For the Three Months ended December 31, 2002 and 2001

                 Notes to Consolidated Financial Statements               6

        Item 2.  Management's Discussion and Analysis of                  12
                 Financial Condition and Results of Operations

PART II.         OTHER INFORMATION                                        15

Item 1.  Financial Statements.


                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    December 31,   September 30,
                                                        2002           2002
                                                     (Unaudited)     (Audited)
                                                     ----------     ----------
Current assets
         Cash                                        $  104,860     $   54,064
         Investment in securities                       402,084        300,743
         Accounts receivable                             54,267         24,373
         Accounts receivable-legal and insurance         39,968        110,195
         Prepaid expense                                  9,155         15,148
                                                     ----------     ----------

Total current assets                                    610,334        504,523
                                                     ----------     ----------

Mineral properties                                       38,706         38,706
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depletion                   564,060        564,334

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                     158,785        161,685
         Property and equipment, net of
           accumulated depreciation                      42,145         44,045
                                                     ----------     ----------

Net property and equipment                              200,930        205,730

Investments in securities, at market                     16,904         47,800
                                                     ----------     ----------

Total assets                                         $1,430,934     $1,361,093
                                                     ==========     ==========


See Notes to Consolidated Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31,  September 30,
                                                        2002           2002
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------


Current liabilities
         Accounts payable and accrued expenses       $    62,773    $    41,497
                                                     -----------    -----------

Total current liabilities                                 62,773         41,497
                                                     -----------    -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued                      --             --
Common Stock, no par value, authorized
         10,000,000 shares; 4,869,000 issued
         and outstanding on September 30, 2002
         and December 31, 2002                         3,167,782      3,167,782
Accumulated deficit                                   (1,816,811     (1,894,931
Unrealized gain on investment in securities               17,190         46,745
                                                     -----------    -----------

Total stockholders' equity                             1,368,161      1,319,596
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 1,430,934    $ 1,361,093
                                                     ===========    ===========


See Notes to Consolidated Financial Statements.



Item 1.  Financial Statements. (Continued)


                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      Three Months Ended December 31,
                                                            2002         2001
                                                        -------------------------

Revenue
         Oil and gas sales                              $    78,595   $    34,305
         Pipeline income                                     49,852        29,466
         Interest and other                                   3,377         3,010
         Gain on securities sale                               --           2,421
                                                        -----------   -----------

                  Total                                     131,824        69,202
                                                        -----------   -----------


Expenses
         Oil and gas operating expense                       20,857        13,390
         Pipeline operating expense                          31,777        38,264
         General and administrative                          57,910        88,648
         Depletion, depreciation and amortization            11,900        18,450
                                                        -----------   -----------

                  Total                                     122,444       158,752
                                                        -----------   -----------


Net income (loss) from operations                             9,380       (89,550)
Legal settlement                                             68,740          --
                                                        -----------   -----------


Net income (loss)                                       $    78,120   $   (89,550)
                                                        ===========   ===========

Basic income (loss) per common share                    $       .02   $      (.02)
                                                        ===========   ===========
Diluted income (loss) per common share                  $       .02   $      (.02)
                                                        ===========   ===========
Weighted average number of shares outstanding             4,869,000     4,869,000
                                                        ===========   ===========

Diluted weighted average number of shares outstanding     5,006,720     4,869,000
                                                        ===========   ===========


See Notes to Consolidated Financial Statements.

                                        4

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                 Three Months Ended December 31,
                                                       2002         2001
                                                    -----------------------
Cash flows from operating activities:
Net income (loss)                                   $  78,120    $ (89,550)
Adjustment to reconcile net income (loss) to net
   cash provided (used) by operating activities:
         Depreciation, Depletion and Amortization      11,900       18,450
         Gain on sale of securities                      --         (2,421)
Changes in operating assets and liabilities:
         Decrease in prepaid expense                    5,993       14,393
         Increase (decrease) in accounts
          and notes receivable                         40,333       (6,872)
         Increase in current liabilities               21,276        8,289
                                                    ---------    ---------

Net cash flow provided (used) by operations           157,622      (57,711)
                                                    ---------    ---------

Cash flows from investing activities:

Proceeds from sale of investment securities              --         78,868
Additions to oil and gas properties                    (6,826)     (30,360)
Purchase of securities                               (100,000)        --
                                                    ---------    ---------

Net cash flows provided (used) by
   investing activities                              (106,826)      48,508
                                                    ---------    ---------

Net increase (decrease) in cash                        50,796       (9,203)

Cash at beginning of period                            54,064        9,203
                                                    ---------    ---------

Cash at end of period                               $ 104,860    $    --
                                                    =========    =========



                       Schedule of Non-cash Investing Activities
                       -----------------------------------------

(Decrease) in unrealized gain
         on securities available for sale           $ (29,555)   $ (26,864)
                                                    =========    =========


See Notes to Consolidated Financial Statements

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Monument Resources, Inc, (the "Company") was organized under the laws of the State of Colorado on October 1, 1984. We are in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from our oil and gas properties. Our mineral property is in Montana. Our oil and gas properties are in Webb and Knox counties, Texas, Leavenworth County, Kansas and Kimball County, Nebraska. We also operate a gas pipeline in conjunction with our Leavenworth gas wells.

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

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings (loss) per share for the quarter ended December 31, 2002:

                                                   2002
                                    ------------------------------------
                                                                   Per
                                      Net                         Share
                                     Income         Shares        Amount
                                     ------         ------        ------
Basic earnings per share:
     Net income (loss)
     and share amounts              $ 78,120       4,869,000      $  .02

Dilutive securities:
     Stock options                      --           137,720         --
                                    --------       ---------      ------

Diluted earnings per share:
     Net income and
     assumed share conversion       $ 78,120       5,006,720      $  .02
                                    ========       =========      ======

     Because of net losses for the quarter ended December 31, 2001, the basic and dilutive average outstanding shares are considered the same, since including the shares would have an anti-dilutive effect on the loss per share calculation.

MINERAL PROPERTIES

     Costs of acquiring, exploring, and developing specific mineral properties are capitalized on a property-by-property basis until the commercial viability of each property is determined. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Proved and unproved mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

INCOME TAXES

     We have made no provision for income taxes for the three-month period ended December 31, 2002 since the net income will be offset by net operating loss carryforwards. We had $1,421,916 of such carryforwards at September 30, 2002.

SFAS NO. 143

     On October 1, 2002 we adopted Financial Accounting Standards Board No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently assessing the impact of this statement and, at this time, cannot reasonably estimate the effect of the adoption of SFAS No. 143 on our financial position, results of operations or cash flows.

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

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 2 -- ESTIMATES AND RISKS (CONTINUED)

Price declines reduce the estimated proved reserves and increase annual amortization expense (which is based on proved reserves).

NOTE 3 -- STOCK OPTIONS

         The following schedule summarizes information with respect to options granted under our equity plans:

                                        Number               Weighted Average
                                          of                 Exercise Price of
                                        Shares              Shares Under Plans
                                        ------              ------------------

Outstanding December 31, 2001           550,000                   $  .21
Granted                                    --                       --
Exercised                                  --                       --
Forfeited or expensed                      --                       --
                                        -------                   ------
Outstanding September 30, 2002          550,000                      .21
Granted                                    --                       --
Exercised                                  --                       --
Forfeited or expensed                      --                       --
                                        -------                   ------
Outstanding December 31, 2002           550,000                   $  .21
                                        =======                   ======

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



Item 1. Financial Statements. (Continued)

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 -- SEGMENT INFORMATION (CONTINUED)


     During the three months ended December 31, 2002, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer of our gas transmission pipeline segment totaled
$111,150, or approximately 84% of our revenues for the three months ended
December 31, 2002.

     There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since the last annual report.

Segment information consists of the following:

                         Oil and Gas        Pipeline        Mining      Corporate      Consolidated
                         -----------        --------        ------      ---------      ------------

Revenues
     2002                 $  78,595        $  49,852       $    --      $   3,377       $  131,824
     2001                    34,305           29,466            --          5,431           69,202

Income (Loss)
From Operations
     2002                 $  48,738        $  15,175       $    --      $ (54,533)      $    9,380
     2001                     8,465          (13,208)           --        (84,807)         (89,550)

Identifiable Assets
     2002                 $ 586,074        $ 273,151       $  38,706    $ 533,003       $1,430,934
     2001                   601,070          256,845          53,616      481,379        1,392,910

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2002                 $   7,100        $   2,900       $    --      $   1,900       $   11,900
     2001                    12,450            4,410            --          1,590           18,450

Capital Expenditures
     2002                 $   6,826        $    --         $    --       $   --         $    6,826
     2001                    30,360             --              --           --             30,360


                                                  10

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5 -- OIL AND GAS ACTIVITIES

GALVAN RANCH PROPERTY, WEBB COUNTY, TEXAS

     Due to a reduction in the gas prices used in the oil and gas reserve estimates, we recorded a $128,000 write down on the producing portion of the Galvan Ranch property for the year ended September 30, 2001. This was in addition to the $245,000 write down we experienced in the year ended September 30, 2000. The September 30, 2000 write down was due to the failure of the property's operator on the non-producing portion of the property to continue the leases on nearly 68,000 acres and thus we were deprived of the opportunity to sell or develop the property. We filed suit against RME Petroleum Company, f/k/a Union Pacific Resources Company (the property's former operator) on or about February 13, 2001. We alleged that RME relinquished the lease to the Galvan Ranch without providing notice to us as was required in an agreement and in an operating agreement between RME and us. On November 21, 2002, we settled the lawsuit with RME on terms acceptable to us.

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the three months ended December 31, 2002, we recompleted one well in the Leavenworth gas project. Additional zones were perforated in the upper and lower McLouth formation. Overall results are being evaluated and should result in a modest increase in gas volumes and reserves. Also, during the quarter ended December 31, 2002, we acquired an additional five gas wells near our pipeline system. Construction of from three to six miles of new pipeline will be required to connect the new wells.

EAST VOSS OIL PROPERTY -- KNOX COUNTY, TEXAS

     We sold our working interest in the East Voss property as of July 1, 1999, but retained a 7 1/2% royalty interest. While we have not been notified as to the operator's plans for the property, we believe the property has considerable potential and expect to continue to receive future income from our royalty ownership

NOTE 6--SUBSEQUENT EVENTS

     During January 2003, we acquired a 159 acre oil and gas lease which contains six gas wells. The lease is near our existing Leavenworth County, Kansas gas project. We are in the process of testing the wells to determine their productivity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALTYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, we had $610,334 in current assets and $62,773 in current liabilities, resulting in a positive working capital of $547,561. This compares to $502,559 and $74,530 in current assets and current liabilities at December 31, 2001 for a working capital balance of $428,029. The working capital increase of $119,532, or 28%, was the result of a purchase of securities of $100,000 and an increase in the value of our securities of $1,341, an increase in cash of $50,800, reduction in accounts receivable of $40,933, and a reduction of $5,993 in prepaid expense. Current liabilities increased $21,276, primarily due to an increase in royalty payables of $10,700.

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

RESULTS OF OPERATIONS

     Due to an increase in sales prices received for our gas, revenue from our oil, gas and pipeline sales increased significantly for the three months ended December 31, 2002 when compared to the same period in 2001. While our production increased 8.9%, the price received for our natural gas increased from an average of $1.50 per MCF for the three months ended December 31, 2001 compared to an average of $2.37 per MCF for the three months ended December 31, 2002, a 58% increase. Oil and gas sales increased 129%, or $44,290, from $34,305 to $78,595. Pipeline sales were $49,852 during the three months ended December 31, 2002 and $29,466 for the three months ended December 31, 2001, a $20,386, or 69% increase. Interest and other of $3,377 increased from $3,010 primarily due to an increase in invested funds during the three months ended December 31, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALTYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

No bonds were sold or matured during the three months December 31, 2002 compared to $2,421 for the three months ended December 31, 2001. Oil and gas and pipeline operating costs remained relatively constant when comparing the three months ended December 31, 2002 to December 31, 2001.

     General and administrative expenses totaled $57,910 for the three months ended December 31, 2002, compared to $88,648 for the three-month period ended December 31, 2001. The decrease of $30,738 in general and administrative costs was primarily due to the elimination of litigation expense relating to the Galvan Ranch property located in Webb County, Texas which was settled in November 2002.

CONTRACTUAL OBLIGATIONS

     We had only one contractual obligation as of December 31, 2002. The following table lists our significant liabilities at December 31, 2002:

                                        Payments Due by Period

                             Less than      2-3      4-5       After
Contractual Obligations       1 year       years     years    5 years   Total
-----------------------       -------     -------   -------   -------  -------

Operating leases              $12,456     $  -0-    $  -0-    $  -0-   $12,456
                              -------     -------   -------   -------  -------

Total contractual cash
  obligations                 $12,456     $  -0-    $  -0-    $  -0-   $12,456
                              =======     =======   =======   =======  =======

     We lease our corporate offices in Denver, Colorado under the terms of an operating lease, which expires on December 31, 2003. Yearly payments under the lease are approximately $12,456.

     We have an operating lease on a gas compressor that we use in our pipeline operation. The lease is renewable on a month-to-month basis at a rate of $1,950 per month or $23,400 per year.

     We also lease a compressor site from a third party. We can cancel the lease upon thirty (30) day written notice. The lease payment for the calendar year 2003 is $7,000 and was paid in January 2003. If we elect to continue the lease in 2004, the lease payment for that year will be $8,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


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

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See Note 5 to the Financial Statements included herein with respect to Legal Proceedings.

ITEM 2.  CHANGES IN SECURITIES.

         N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         N/A

ITEM 5.  OTHER INFORMATION.

         N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 99.1
             Certification of Chief Executive Officer and Chief Financial
             Officer.

         (b) Reports on Form 8-K. None.




                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                   DESCRIPTION
  ------                   -----------

  99.1          Certification of Chief Executive and Financial Officer under
                Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MONUMENT RESOURCES, INC.
                                            (Registrant)


Date:  February 13, 2003                    By:  /s/  A.G. Foust
                                               --------------------------------
                                                      A.G. Foust, President
                                                      (Chief Executive Officer,
                                                      Principal Financial and
                                                      Accounting Officer) and
                                                      a Director

                                  CERTIFICATION

I, A.G. Foust, certify that:


1. I have reviewed this Quarterly Report on Form 10-QSB of Monument Resources, Inc. and subsidiaries;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this Quarterly Report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c)  presented  in  this  Quarterly   Report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.



Date:    February 13, 2003                    By: /s/ A.G. Foust
                                              Name:   A.G. Foust
                                              Title: Chief Executive Officer and
                                                     Chief Financial Officer