Form 10QSB
period 2003-03-31
MONUMENT RESOURCES INC
filed 2003-05-14
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2003

[   ]    Transition report under Section 13 or 15(d) of the Securities
         Exchange Act

         For the transition period from ______________ to _______________

Commission file number    33-15528-D
                          ----------

                            MONUMENT RESOURCES, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

           Colorado                                              84-1028449
-------------------------------                              ------------------
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

                            Yes      X       No
                                   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,869,000 shares of common stock were outstanding at May 13, 2003.

Transitional Small Business Disclosure Format (Check One):

                            Yes              No     X
                                                  -----

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.         FINANCIAL INFORMATION

     Item 1.    Consolidated Balance Sheets as of                          2
                March 31, 2003 and September 30, 2002

                Consolidated Statements of Operations                      4
                for the Three and Six Months ended
                March 31, 2003 and 2002

                Consolidated Statements of Cash Flows                      5
                for the Six Months ended
                March 31, 2003 and 2002

                Notes to Consolidated Financial Statements                 6

     Item 2.    Management's Discussion and Analysis of                   12
                Financial Condition and Results of Operations

     Item 3.    Controls and Procedures                                   15

PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                          17

                Signatures                                                17



Item 1.  Financial Statements.


                               MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS

               ASSETS

                                                              March 31,              September 30,
                                                                2003                     2002
                                                             (Unaudited)               (Audited)
                                                             -----------               ---------

Current assets
         Cash                                                 $   97,434               $   54,064
         Investment in securities, at market                     442,951                  300,743
         Accounts receivable - legal and insurance                39,968                  110,195
         Account receivable                                       79,531                   24,373
         Prepaid expense                                           7,006                   15,148
                                                              ----------               ----------

Total current assets                                             666,890                  504,523
                                                              ----------               ----------

Mineral properties                                                38,706                   38,706
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depletion                            557,835                  564,334

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                              156,785                  161,685
         Property and equipment, net of
           accumulated depreciation                               45,145                   44,045
                                                              ----------               ----------

Net property and equipment                                       201,930                  205,730

Investments in securities, at market                              22,705                   47,800
                                                              ----------               ----------

Total assets                                                  $1,488,066               $1,361,093
                                                              ==========               ==========




See Notes to Consolidated Financial Statements.






Item 1.  Financial Statements. (Continued)


                              MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               March 31,               September 30,
                                                                 2003                      2002
                                                              (Unaudited)                (Audited)
                                                              -----------                ---------


Current liabilities
         Accounts payable and accrued expenses                $    49,998                $    41,497
                                                              -----------                -----------

Total current liabilities                                          49,998                     41,497
                                                              -----------                -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued                               --                         --
Common Stock, no par value, authorized
         10,000,000 shares; 4,869,000 issued
         and outstanding on March 31, 2003
         and September 30, 2002                                 3,167,782                  3,167,782
Accumulated deficit                                            (1,753,467)                (1,894,931)
Unrealized gain on investment in securities                        23,753                     46,745
                                                              -----------                -----------

Total stockholders' equity                                      1,438,068                  1,319,596
                                                              -----------                -----------

Total liabilities and stockholders' equity                    $ 1,488,066                $ 1,361,093
                                                              ===========                ===========










See Notes to Consolidated Financial Statements.





Item 1.  Financial Statements. (Continued)


                                                  MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)


                                                                       Three Months                       Six Months
                                                                      Ended March 31,                   Ended March 31,
                                                                   2003            2002              2003            2002
                                                              ----------------------------       ----------------------------
Revenue
         Oil and gas sales                                    $   113,035      $    46,166       $   191,630      $    80,471
         Pipeline income                                           39,733           28,958            89,585           58,424
         Interest and other                                         4,751           11,088             8,128           14,098
         Gain (loss) on securities sale                               106            1,684               106            4,105
                                                              ----------------------------       ----------------------------
                  Total                                           157,625           87,896           289,449          157,098
                                                              ----------------------------       ----------------------------

Expenses
         Oil and gas operating expense                             10,616           14,585            31,473           27,975
         Pipeline operating expense                                38,324           31,603            70,101           69,867
         General and administrative                                39,555           45,173            97,465          133,821
         Depletion, depreciation and amortization                  10,900           18,450            22,800           36,900
                                                              ----------------------------       ----------------------------

                  Total                                            99,395          109,811           221,839          268,563
                                                              ----------------------------       ----------------------------

Net income (loss) from operations                                  58,230          (21,915)           67,610         (111,465)
Legal settlement                                                    5,115             --              73,855             --
                                                              ----------------------------       ----------------------------

Net income (loss)                                             $    63,345      $   (21,915)      $   141,465      $  (111,465)
                                                              ============================       ============================
Basic income (loss) per common share                          $       .01      $      --         $       .03      $      (.02)
                                                              ============================       ============================
Diluted income (loss) per common share                        $       .01      $      --         $       .03      $      (.02)
                                                              ============================       ============================
Weighted average number of shares outstanding                   4,869,000        4,869,000         4,869,000        4,869,000
                                                              ============================       ============================

Diluted weighted average number of shares outstanding           5,062,940        4,869,000         5,062,940        4,869,000
                                                              ============================       ============================







See Notes to Consolidated Financial Statements.



Item 1.  Financial Statements. (Continued)

                                      MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                              Six Months Ended March 31,
                                                                             2003                  2002
                                                                          --------------------------------

Cash flows from operating activities:
Net income (loss)                                                         $ 141,465              $(111,465)
Adjustment to reconcile net income (loss) to net
   cash provided (used) by operating activities:
         Depreciation, depletion and amortization                            22,800                 36,900
         (Gain) on sale of securities                                          (106)                (4,105)
Changes in operating assets and liabilities:
         Decrease in prepaid expense                                          8,142                 18,160
         Decrease in accounts receivable                                     15,068                 19,567
         Increase (decrease) in accounts payable and
           accrued expense                                                    8,501                (15,488)
         (Decrease) in insurance proceeds                                      --                   (8,812)
                                                                          ---------              ---------

Net cash flow provided (used) by operations                                 195,871                (65,243)
                                                                          ---------              ---------

Cash flows from investing activities:

Proceeds from sale of investment securities                                 160,000                117,991

Additions to oil and gas properties                                          (7,601)               (33,717)

Additions to office equipment                                                (4,900)                  --

Investment in bond fund                                                    (300,000)                  --
                                                                          ---------              ---------

Net cash flows provided (used) by
   investing activities                                                    (152,501)                84,274
                                                                          ---------              ---------

Net increase in cash                                                         43,370                 19,031

Cash at beginning of period                                                  54,064                  9,203
                                                                          ---------              ---------

Cash at end of period                                                     $  97,434              $  28,234
                                                                          =========              =========


                                       Schedule of Non-cash Investing Activities
                                       -----------------------------------------

(Decrease) in unrealized gain
    on securities available for sale                                      $ (22,992)             $ (40,305)
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

BASIS OF PRESENTATION

     The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended September 30, 2002.

     Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended September 30, 2002.

CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of our Company, and its wholly owned Kansas subsidiary, COG Transmission Corporation. All inter-company transactions and balances have been eliminated in consolidation.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

REVENUE RECOGNITION

     Sales of oil and gas production and pipeline income are recognized at the time of delivery of the product to the purchaser.

EARNINGS PER SHARE

     We have adopted Statement of Financial Accounting Standards ("SFAS") No. 128, addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings (loss) per share for the six months ended March 31, 2003:

                                                      2003
                                       ----------------------------------
                                                                     Per
                                       Net                          Share
                                      Income          Shares        Amount
                                      ------          ------        ------

Basic earnings per share:
     Net income (loss)
     and share amounts              $ 141,465       4,869,000        $  .03

Dilutive securities:
     Stock options                          -         193,940             -
                                    ---------       ---------        ------

Diluted earnings per share:
     Net income and
      assumed share conversion      $ 141,465       5,062,940        $  .03
                                    =========       =========        ======

     Because of net losses for the six months ended March 31, 2002, the basic and dilutive average outstanding shares are considered the same, since including the shares would have an anti-dilutive effect on the loss per share calculation.

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

OIL AND GAS PROPERTIES

     We follow the successful efforts method of accounting for oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped and unproved properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Developed and proved properties are periodically assessed under the accounting rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

INCOME TAXES

     We have made no provision for income taxes for the three-month period ended March 31, 2003 since the net income will be offset by net operating loss carryforwards. We had $1,421,916 of such carryforwards at September 30, 2002.

SFAS NO. 143

     On October 1, 2002 we adopted Financial Accounting Standards Board No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently assessing the impact of this statement and, at this time, cannot reasonably estimate the effect of the adoption of SFAS No. 143 on our position, results of operations or cash flows.

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

NOTE 3 -- STOCK OPTIONS

     The following schedule summarizes information with respect to options granted under our equity plans:

                                          Number        Weighted Average
                                            of          Exercise Price of
                                          Shares       Shares Under Plans
                                          ------       ------------------

Outstanding March 31, 2002                550,000          $   .21
Granted                                      --             --
Exercised                                    --             --
Forfeited or expensed                        --             --
                                          -------          -------
Outstanding September 30, 2002            550,000              .21
Granted                                      --             --
Exercised                                    --             --
Forfeited or expensed                        --             --
                                          -------          -------
Outstanding March 31, 2003                550,000          $   .21
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

     During the six months ended March 31, 2003, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer of our gas transmission pipeline segment totaled $251,767, or approximately 87% of our revenues for the six months ended March 31, 2003.

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

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 4 -- SEGMENT INFORMATION (CONTINUED)

Segment information for the six months ended March 31, 2003 and 2003 is as following:


                           Oil and Gas         Pipeline       Mining       Corporate        Consolidated
                           -----------         --------       ------       ---------        ------------
Revenues
     2003                 $    191,630       $   89,585     $      --     $      8,234       $    289,449
     2002                       80,471           58,424            --           18,203            157,098

Income (Loss)
From Operations
     2003                 $    146,057       $   14,584     $      --      $   (19,176)      $    141,465
     2002                       27,596          (20,263)           --         (118,798)          (111,465)

Identifiable Assets
     2003                 $    583,201       $  296,063     $    38,706    $   570,096       $  1,488,066
     2002                      594,759          221,624          53,616        454,966          1,324,965

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2003                 $     14,100      $     4,900     $       --     $     3,800       $     22,800
     2002                       27,720           17,772             --           1,631             47,123

Capital Expenditures
     2003                 $      7,601      $        --     $       --     $     4,900       $     12,501
     2002                       33,717               --             --             --              33,717

NOTE 5 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the quarter ended March 31, 2003, we acquired a 159-acre oil and gas lease, which contains six gas wells. The lease is near our existing Leavenworth County, Kansas gas project. We are in the process of testing the wells to determine their productivity.

     No recompletions were conducted in the Leavenworth gas project during the three months ended March 31, 2003. Results are being evaluated from the recompletions conducted in prior periods and we expect a modest increase in gas volumes and reserves. Also, during prior periods, we acquired an additional five gas wells near our pipeline system. Construction of from three to six miles of new pipeline will be required to connect the new wells. This construction most likely will take place during the summer of 2003.

Item 2.  Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we had $666,890 in current assets and $49,998 in current liabilities, resulting in a positive working capital of $616,892. This compares to $504,523 and $41,497 in current assets and liabilities at September 30, 2002 for a working capital balance of $463,026. The working capital increase of $153,866, or 34%, was the result of a net purchase of securities of $140,000, an increase in the value of securities of $2,208, an increase in cash of $43,370, a decrease in accounts receivable of $15,069, and a decrease in prepaid expense of $8,142. Current liabilities increased $8,500, primarily due to an increase in royalty payables.

     During the six months ended March 31, 2003 we settled a lawsuit relating to the Galvan Ranch property in Webb County, Texas. The lawsuit was settled on terms acceptable to us and we netted $73,855 after legal, expert witness and other litigation expenses.

     At the present time, our primary source of cash for operations and exploration is our current working capital, cash that can be raised by selling shares held for investment or our investment in U.S. government sovereign agency securities and other corporate bonds and funds derived from our oil and gas operations. We have in the past, and plan in the future, to rely on joint venture partners or equity funding to supply some of the funds needed to evaluate and develop our properties. Any inability we may have to raise additional capital through a stock offering, to liquidate its securities holdings or obtain third party funding may limit development of most of our properties.

     Although we intend to use joint venture or equity funding to explore, acquire and, if warranted, develop our properties, the natural resource business is nevertheless capital intensive. We continue to seek joint venture financing for our properties and to acquire properties with near-term revenue generating capability. Our efforts to evaluate, identify and/or acquire such revenue-generating prospects and to further develop our existing properties have been ongoing during this past year, and, while we are optimistic, there is no assurance that we will be successful in securing the required capital.

RESULTS OF OPERATIONS

     Due to an increase in sales prices received for our gas, revenue from our oil, gas and pipeline sales increased significantly for the six months ended March 31, 2003 when compared to the same period in 2002. While our production decreased 2%, the price received for our natural gas increased from an average of $1.44 per MCF for the six months ended March 31, 2002 compared to an average of $3.28 per MCF for the six months ended March 31, 2003, a

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

128% increase. Oil and gas sales increased 138%, or $111,159, from $80,471 to $191,630. Pipeline sales were $89,585 during the six months ended March 31, 2003 and $58,424 for the six months ended March 31, 2002, an increase of $31,161, or 53% increase. Interest and Other of $8,128 decreased from $14,098 primarily due to a decrease in yield on bonds currently held when compared to the yield received from bonds that matured in fiscal 2002. One bond was redeemed for a gain of $106 for the six months ended March 31, 2003 compared to a gain of $4,105 for the six months ended March 31, 2002. Oil and gas and pipeline operating costs remained relatively constant when comparing the six months ended March 31, 2003 to March 31, 2002.

     General and administrative expenses totaled $97,465 for the six months ended March 31, 2003, compared to $133,821 for the six-month period ended March 31, 2002. The decrease of $36,356 in general and administrative costs was primarily due to the elimination of litigation expense relating to the Galvan Ranch property located in Webb County, Texas which was settled in November 2002.

CONTRACTUAL OBLIGATIONS

     We had only one contractual obligation as of March 31, 2003. The following table lists our significant liabilities at March 31, 2003:



                                                                   Payments Due by Period
                                        Less than
Contractual Obligations                  1 year         2-3 years       4-5 years      After 5 years     Total
----------------------------------       --------      ------------    -----------     -------------     -----

Operating leases                         $  9,342      $        -0-    $       -0-      $        -0-      $9,342
                                         --------      ------------    -----------      ------------      ------

Total contractual cash obligations       $  9,342      $        -0-    $       -0-      $        -0-      $9,342
                                         ========      ============    ===========      ============      ======



     We lease our corporate offices in Denver, Colorado under the terms of an operating lease, which expires on December 31, 2003. Yearly payments under the lease are approximately $12,456.

     We have an operating lease on a gas compressor that we use in our pipeline operation. The lease is renewable on a month-to-month basis at a rate of $1,950 per month or $23,400 per year.

     We also lease a compressor site from a third party. We can cancel the lease upon thirty - day written notice. The lease payment for the calendar year 2003 is $7,000 and was paid in January 2003. If we elect to continue the lease in 2004, the lease payment for that year will be $8,000.

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

Property, Equipment and Depreciation (Continued)

wells, including salaries, benefits and other internal salary related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

ITEM 3.  CONTROLS AND PROCEDURES

     The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         N/A

ITEM 2.  CHANGES IN SECURITIES.

         N/A

ITEM 3.  CONTROLS AND PROCEDURES.

         N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         N/A

ITEM 5.  OTHER INFORMATION.

         N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 99.1
             Certification of Chief Executive Officer and Chief Financial
             Officer.
         (b) Reports on Form 8-K. None.

Part II     OTHER INFORAMTION

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibit 99.1 Certification of Principal Executive and Accounting
                             and Financial Officer, Anton G. Foust, pursuant to 18 U.S.C. Section 1350


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MONUMENT RESOURCES, INC.
                                   (Registrant)


Date:  May 13, 2003                By:  /s/   A.G. Foust
                                      ------------------------------------------
                                          A.G. Foust, President
                                          (Chief Executive Officer, Principal
                                          Financial and Accounting Officer) and
                                          a Director

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

     Date:  May 13, 2003                        By: /s/  A.G. Foust
                                                    ----------------------------
                                                Name:    A.G. Foust
                                                Title:   Principal Executive
                                                         and Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER          DESCRIPTION
  ------          -----------

  99.1            Certification of Chief Executive and Financial Officer under
                  Section 906 of the Sarbanes-Oxley Act of 2002.