Form 10QSB
period 2003-06-30
MONUMENT RESOURCES INC
filed 2003-08-13
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _______________

Commission file number   033-15528
                         ---------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,869,000 shares of common stock were outstanding at August 12, 2003.

Transitional Small Business Disclosure Format (Check One):

                                  Yes       No  X
                                     -----    -----

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.       FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Balance Sheets as of                    2
              June 30, 2003 and September 30, 2002

              Condensed Consolidated Statements of Operations                4
              for the Three and Nine Months ended
              June 30, 2003 and 2002

              Condensed Consolidated Statements of Cash Flows                5
              for the Nine Months ended
              June 30, 2003 and 2002

              Notes to Consolidated Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of                       12
              Financial Condition and Results of Operations

     Item 3.  Controls and Procedures                                       15

PART II.      OTHER INFORMATION

              Signatures                                                    18

              Exhibits                                                      19



Item 1. Financial Statements.


                      MONUMENT RESOURCES, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS

         ASSETS

                                                          June 30,      September 30,
                                                            2003            2002
                                                         (Unaudited)      (Audited)
                                                         ----------      ----------
Current assets
         Cash and cash equivalents                       $  196,190      $   54,064
         Investment in securities, at market                500,465         300,743
         Accounts receivable - legal and insurance           39,968         110,195
         Account receivable                                  40,766          24,373
         Prepaid expense                                      4,553          15,148
                                                         ----------      ----------

Total current assets                                        781,942         504,523
                                                         ----------      ----------

Mineral properties                                           38,706          38,706
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depletion                       468,258         564,334

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                         154,385         161,685
         Property and equipment, net of
           accumulated depreciation                          43,345          44,045
                                                         ----------      ----------

Net property and equipment                                  197,730         205,730

Investments in securities, at market                         14,029          47,800
                                                         ----------      ----------

Total assets                                             $1,500,665      $1,361,093
                                                         ==========      ==========


See Notes to Consolidated Financial Statements.

                                        2

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 30,    September 30,
                                                        2003           2002
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------

Current liabilities
         Accounts payable and accrued expenses       $    44,238    $    41,497
                                                     -----------    -----------

Total current liabilities                                 44,238         41,497
                                                     -----------    -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued                      --             --
Common Stock, no par value, authorized
         10,000,000 shares; 4,869,000 issued
         and outstanding on June 30, 2003
         and September 30, 2002                        3,167,782      3,167,782
Accumulated deficit                                   (1,734,070)    (1,894,931)
Unrealized gain on investment in securities               22,715         46,745
                                                     -----------    -----------

Total stockholders' equity                             1,456,427      1,319,596
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 1,500,665    $ 1,361,093
                                                     ===========    ===========


See Notes to Consolidated Financial Statements.



Item 1.  Financial Statements. (Continued)


                                    MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)



                                                               Three Months                Nine Months
                                                              Ended June 30,              Ended June 30,
                                                            2003          2002           2003          2002
                                                        -----------   -----------    -----------   -----------
Revenue
         Oil and gas sales                              $    72,909   $    38,010    $   264,539   $   118,481
         Pipeline income                                     30,609        29,297        120,194        87,721
         Interest and other                                   3,623           620         11,751        14,718
         Gain on sale of securities                           1,396           824          1,502         4,929
                                                        -----------   -----------    -----------   -----------
                  Total revenue                             108,537        68,751        397,986       225,849
                                                        -----------   -----------    -----------   -----------

Expenses
         Oil and gas operating expense                       14,243        12,123         45,716        40,098
         Pipeline operating expense                          25,342        26,328         95,443        96,195
         General and administrative                          38,255        66,573        135,720       200,394
         Depletion, depreciation and amortization            11,300        18,370         34,100        55,270
                                                        -----------   -----------    -----------   -----------

                  Total expenses                             89,140       123,394        310,979       391,957
                                                        -----------   -----------    -----------   -----------

Operating income (loss)                                      19,397       (54,643)        87,007      (166,108)
Legal settlement                                               --            --           73,855          --
                                                        -----------   -----------    -----------   -----------



Net income (loss)                                       $    19,397   $   (54,643)   $   160,862      (166,108)
                                                        ===========   ===========    ===========   ===========
Basic income (loss) per common share                    $      --     $      (.01)   $       .03   $      (.03)
                                                        ===========   ===========    ===========   ===========

Diluted income (loss) per common share                  $      --     $      (.01)   $       .03   $      (.03)
                                                        ===========   ===========    ===========   ===========

Weighted average number of shares outstanding             4,869,000     4,869,000      4,869,000     4,869,000
                                                        ===========   ===========    ===========   ===========

Diluted weighted average number of shares outstanding     5,109,789     4,869,000      5,109,789     4,869,000
                                                        ===========   ===========    ===========   ===========


See Notes to Consolidated Financial Statements.

                                                      4

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                              Nine Months
                                                             Ended June 30,
                                                           2003          2002
                                                         ---------    ---------
Cash flows from operating activities:
Net income (loss)                                        $ 160,862    $(166,108)
Adjustment to reconcile net income (loss) to net
   cash provided (used) by operating activities:
         Depreciation, depletion and amortization           34,100       55,270
         Gain on sale of securities                         (1,502)      (4,929)
Changes in operating assets and liabilities:
         Decrease in prepaid expense                        10,595       20,138
         Decrease in accounts receivable                    53,834       26,841
         Increase (decrease) in accounts payable and
           accrued expense                                   2,741       (3,732)
         (Increase) in insurance proceeds                     --        (13,216)
                                                         ---------    ---------

Net cash flow provided (used) by operations                260,630      (85,736)
                                                         ---------    ---------

Cash flows from investing activities:

   Proceeds from sale of oil and gas properties             90,000         --
   Proceeds from sale of investment securities             261,396      156,256
   Additions to oil and gas properties                     (15,125)     (49,355)
   Additions to office equipment                            (4,900)        --
   Purchase of investment securities                      (449,875)        --
                                                         ---------    ---------

Net cash flows provided (used) by
   investing activities                                   (118,504)     106,901
                                                         ---------    ---------

Net increase in cash and cash equivalents                  142,126       21,165

Cash and cash equivalents at beginning of period            54,064        9,203
                                                         ---------    ---------

Cash and cash equivalents at end of period               $ 196,190    $  30,368
                                                         =========    =========


Schedule of Non-cash Investing Activities

Decrease in unrealized gain
    on securities available for sale                     $ (24,030)   $ (31,202)
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

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings (loss) per share for the nine months ended June 30, 2003:


                                  ----------------------------------------
                                                  2003
                                                                  Per
                                    Net                          Share
                                  Income         Shares          Amount
                                  ------         ------          ------

Basic earnings per share:
     Net income (loss)
     and share amounts            $ 160,862       4,869,000      $    .03

Dilutive securities:
     Stock options                     --           240,789           --
                                  ---------       ---------      ---------
Diluted earnings per share:
     Net income and
      assumed share conversion    $ 160,862       5,109,789      $     .03
                                  =========       =========      =========

     Because of net losses for the nine months ended June 30, 2002, the basic and dilutive average outstanding shares are considered the same, since including the shares would have an anti-dilutive effect on the loss per share calculation.

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

OIL AND GAS PROPERTIES

     We follow the successful efforts method of accounting for oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped and unproved properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Developed and proved properties are periodically assessed under the accounting rules of SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets ". Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

INCOME TAXES

     We have made no provision for income taxes for the nine-month period ended June 30, 2003 since the net income will be offset by net operating loss carryforwards. We had $1,421,946 of such carryforwards at September 30, 2002.

SFAS NO. 143

     On October 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently assessing the impact of this statement and, at this time, cannot reasonably estimate the effect of the adoption of SFAS No. 143 on our position, results of operations or cash flows.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in October 2002 and establishes revised accounting rules for recording a liability for costs associated with an exit or disposal activity when such liability has occurred rather than when a company has committed itself to the exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have an effect on the Company's financial position or results of operations given the Company's current operating activities.

     SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

     In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

     In April 2003, the FASB approved SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 is not expected to apply to the Company's current or planned activities.

     In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an effect on the Company's financial position.

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

NOTE 3 -- STOCK OPTIONS

         The following schedule summarizes information with respect to options granted under our equity plans:
                                        Number              Weighted Average
                                          of                Exercise Price of
                                        Shares              Shares Under Plans
                                        ------              ------------------

Outstanding June 30, 2002               550,000                    $.21
Granted                                    --                        --
Exercised                                  --                        --
Forfeited or expensed                      --                        --
                                        -------                 -------
Outstanding September 30, 2002          550,000                     .21
Granted                                    --                        --
Exercised                                  --                        --
Forfeited or expensed                      --                        --
                                        -------                 -------
Outstanding June 30, 2003               550,000                    $.21
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

     During the nine months ended June 30, 2003, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer of our gas transmission pipeline segment totaled
$351,659, or approximately 94% of our revenues for the nine months ended June
30, 2003.

     There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since the last annual report.

Segment information for the nine months ended June 30, 2003 and 2002 is as following:

                           Oil and Gas         Pipeline       Mining       Corporate       Consolidated
                           -----------         --------       ------       ---------       ------------
Revenues
     2003                 $    264,539       $  120,194      $     --     $   13,253        $  397,986
     2002                      118,481           87,721            --         19,647           225,849

Income (Loss)
From Operations
     2003                 $    197,623       $   17,451      $     --     $  (54,212)       $  160,862
     2002                       36,573          (21,934)           --       (180,747)         (166,108)

Identifiable Assets
     2003                 $    486,343       $  260,379      $   38,706   $  715,237        $1,500,665
     2002                      580,969          225,408          53,616      426,784         1,286,777

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2003                 $     21,200       $    7,300      $     --     $    5,600        $   34,100
     2002                       41,810           13,460            --           --              55,270

Capital Expenditures
     2003                 $     15,125       $     --        $     --     $    4,900        $   20,025
     2002                       49,355             --              --           --              49,355

                                                   11

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

     During the quarter ended December 31, 2002, we acquired an additional five gas wells near our pipeline system. Construction of from three to six miles of new pipeline will be required to connect the new wells. This construction most likely will take place during the fall of 2003.

     No recompletions were conducted in the Leavenworth gas project during the three months ended June 30, 2003. Results are being evaluated from the recompletions conducted in prior periods and we expect a modest increase in gas volumes and reserves.

GALVAN RANCH GAS PROJECT - WEBB COUNTY, TEXAS

     On of June 1, 2003, we sold our 15% working interest in the Galvan Ranch Gas Project to a third party. We received a cash payment of $90,000 and were released of any well plugging obligations relating to the project. The proceeds were used to reduce the carrying costs of the property. In addition, we retained our 2% overriding royalty interest on the project.

Item 2.  Financial Statements.


                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, we had $781,942 in current assets and $44,238 in current liabilities, resulting in a positive working capital of $737,704. This compares to $504,523 and $41,497 in current assets and liabilities at September 30, 2002 for a working capital balance of $463,026. The working capital increase of $274,678, or 59%, was the result of net income less depreciation, depletion and amortization totaling $194,962, proceeds from sale of oil and gas properties of $90,000, purchase of oil and gas properties of $15,125, purchase of equipment of $4,900 and increase in the value of securities of $9,741.

     During the nine months ended June 30, 2003, we settled a lawsuit relating to the Galvan Ranch property in Webb County, Texas. The lawsuit was settled on terms acceptable to us and we netted $73,855 after legal, expert witness and other litigation expenses.

     During the quarter ended June 30, 2003, we sold our 15% working interest in the Galvan Ranch Property in Webb County, Texas for $90,000. The proceeds were used to reduce the carrying cost in the property. We have retained a 2% net overriding royalty interest in the Galvan Ranch Property.

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

RESULTS OF OPERATIONS

     Due to an increase in sales prices received for our gas, revenue from our oil, gas and pipeline sales increased significantly for the nine months ended June 30, 2003 when compared to the same period in 2002. While our production decreased 4.6%, the price received for our natural gas increased from an average



Item 2.  Financial Statements (Continued)


                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

of $1.56 per MCF for the nine months ended June 30, 2002 compared to an average of $3.40 per MCF for the nine months ended June 30, 2003, a 118% increase. Oil and gas sales increased 123%, or $146,058, from $118,481 to $264,539. Pipeline sales were $120,194 for the nine months ended June 30, 2003 and $87,721 for the nine months ended June 30, 2002, an increase of $32,473, or a 37% increase due primarily to increased gas prices. Interest and Other of $11,751 decreased from $14,718 primarily due to a decrease in yield on bonds currently held when compared to the yield received from bonds that matured in fiscal 2002. Three bonds were redeemed for a gain of $1,502 for the nine months ended June 30, 2003 compared to a gain of $4,929 for the nine months ended June 30, 2002. Oil and gas and pipeline operating costs remained relatively constant when comparing the nine months ended June 30, 2003 to June 30, 2002.

     General and administrative expenses totaled $135,720 for the nine months ended June 30, 2003, compared to $200,394 for the nine-month period ended June
30, 2002. The decrease of $64,674 in general and administrative costs was primarily due to the elimination of litigation expense relating to the Galvan
Ranch property located in Webb County, Texas which was settled in November 2002.

CONTRACTUAL OBLIGATIONS

     We had only one contractual obligation as of June 30, 2003. The following table lists our significant liabilities at June 30, 2003:

                                                                      Payments Due by Period
                                                  Less than
Contractual Obligations                           1 year       2-3 years   4-5 years   After 5 years    Total
--------------------------------------            --------     ---------   ---------   -------------    -----


Operating leases                                  $  6,228      $    -0-   $    -0-      $    -0-      $  6,228
                                                  --------      --------   --------      --------      --------

Total contractual cash obligations                $  6,228      $    -0-   $    -0-      $    -0-      $  6,228
                                                  ========      ========   ========      ========      ========

     We lease our corporate offices in Denver, Colorado under the terms of an operating lease, which expires on December 31, 2003. Yearly payments under the lease are approximately $12,456.

     We have an operating lease on a gas compressor that we use in our pipeline operation. The lease is renewable on a month-to-month basis at a rate of $2,053 per month or $24,600 per year.

     We also lease a compressor site from a third party. We can cancel the lease upon thirty - day written notice. The lease payment for the calendar year 2003 is $7,000 and was paid in January 2003. If we elect to continue the lease in 2004, the lease payment for that year will be $8,000.

                                       14

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

ITEM 3.  CONTROLS AND PROCEDURES

     The Company's management evaluated, with the participation of the Company's chief executive and financial officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          N/A

ITEM 5.   OTHER INFORMATION.

          N/A

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibit 31.1-- Certification of Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.1--Certification of the Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K. None.

Part II   OTHER INFORAMTION


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MONUMENT RESOURCES, INC.
                                            (Registrant)


Date:  August12, 2003                       By:  /s/  A.G. Foust
                                               --------------------------------
                                                      A.G. Foust, President
                                                     (Chief Executive Officer,
                                                      Principal Financial and
                                                      Accounting Officer) and
                                                      a Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------

  31.1              Certification of Chief Executive and Financial Officer under
                    Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1              Certification of Chief Executive and Financial Officer under
                    Section 906 of the Sarbanes-Oxley Act of 2002.