Form 10KSB
period 2003-09-30
MONUMENT RESOURCES INC
filed 2003-12-17
CIK 818468

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 33-15528


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $575,282.

The Issuer had 4,569,000 shares of its Common Stock outstanding at December 19, 2003. Of these shares 3,115,138 are held by non-affiliated persons and the aggregate market value of such shares based on the bid price of the issuer's Common Stock on December 16, 2003 was approximately $934,540.

The Issuer's Common Stock is quoted on the OTC Bulletin Board -- Symbol MNMN.

Documents incorporated by reference: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item, in Item 2 under "Description of Properties" and "Oil and Gas Reserves.", and in Item 6 under "Management's Discussion and Analysis or Plan of Operations"

     (a) General Development Of Business. We were incorporated as Copper Mountain Ventures, Inc. under the laws of the State of Colorado on October 1, 1984. Our name was later changed to Monument Resource Development, Inc. and lastly, in June 1987 to Monument Resources, Inc.

     (b) Narrative Description Of Business. Our primary activities are to search for, acquire, evaluate, and market oil and gas and mineral properties and interests therein. Although we have acquired properties in the past, we may not be able to acquire additional properties in the future because of our limited financial resources and industry competition. Since exploration, development, and production of minerals and oil and gas typically require substantial amounts of capital, we cannot engage in major exploration and development activities, except on a carried interest basis or as a minority partner.

     We own an interest in approximately 60 gas wells, a gas gathering system and related equipment in Leavenworth County, Kansas. We continue to evaluate and recomplete its gas wells to determine their potential for additional productivity. As of December 2003, a number of the gas wells have been placed on production and current aggregate production capability is from 500 to 600 MCF of gas per day. We expect the daily production capability to increase with the recompletion of additional wells. We have been able to sell all our production capability during the winter months, but have been limited to from 250 to 350 MCFPD during the warmer months.

     We analyze and evaluate a number of properties each year as a part of our business plan. If a property at any stage appears, based on management's criteria, to lack favorable parameters, we may decide that no further expenditures should be made. We intend to abandon, sell, or otherwise dispose of certain properties rather than incur significant holding costs.

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

     Our products during the fiscal year ended September 30, 2003, were crude oil, natural gas, and other petroleum products. Crude oil, natural gas, and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which producing wells are located. In the fiscal year ended September 30, 2003, crude oil and natural gas sales accounted for $481,206 or virtually all of our revenues. We received no mineral revenues during fiscal 2003.

COMPETITIVE CONDITIONS

     The exploration for and development and production of oil, gas, and other minerals are subject to intense competition. The principal methods of competition in the industry for the acquisition of oil, gas, and mineral leases, and producing properties are the payment of cash bonus payments at the time of acquisition of leases, delay rentals, location damage supplement payments, and stipulations requiring exploration and production commitments by the lessee. Companies with greater financial resources, existing staff and labor forces, equipment for exploration, and experience are in a better position than us to compete for such leases. In addition, our ability to market any oil and gas which we might produce could be severely limited by our inability to compete with larger companies operating in the same area, which may be willing or able to offer any oil and gas produced by them at a price lower than we can. Exploration and production costs of minerals, particularly precious metals, may impede our ability to offer such production at competitive prices.

     In addition, the availability of a ready market for oil and gas will depend upon numerous factors beyond our control, including the extent of domestic production and imports of oil and gas, proximity and capacity of pipelines, and the effect of federal and state regulation of oil and gas sales, as well as environmental restrictions on exploration and usage of oil and gas prospects that will become even more intense in the future. We have a minimal competitive position in the oil and gas industry.

     The acquisition of mining claims prospective for precious metals or other minerals is subject to intense competition from a large number of companies and individuals. Our ability to acquire additional leases or additional mining claims could be curtailed severely as a result of this competition.

     The principal methods of competition in the industry for the acquisition of mineral leases is the payment of bonus payments at the time of acquisition of leases, delay rentals, advance royalties, the use of differential royalty rates, the amount of annual rental payments, stipulations requiring exploration, development and production commitments by the lessee. Companies with far greater financial resources, existing staff and labor forces, equipment for exploration and mining, and experience will be in a better position than us to compete for such leases.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Raw materials requisite to the transaction of our business include such items as drilling rigs and other equipment, casing pipe, drilling mud, and other supplies, core drilling equipment and mining equipment. Such items are commonly available from a number of sources and we foresee no short supply or difficulty in acquiring any raw materials relevant to the conduct of our business.

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

     In the oil and gas segment of our business in the fiscal year ended September 30, 2003, one company purchased in excess of 10% of our total oil and gas production. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from us could most likely be replaced by another buyer.

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

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE, AND LOCAL)

     Because we are engaged in exploiting natural resources, we are subject to various federal, state, and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. At the present time, however, the existence of environmental laws does not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to our operations since our inception.

EMPLOYEES AND CONSULTANTS

     We currently have two full-time employees, A.G. Foust, President and Jeff
D. Ogden, Kansas Gas Field Supervisor, and part-time office and accounting consultants. We may hire additional personnel as required by our operations and may also engage the services of geological and engineering consultants from time to time to assist in our operations.

ITEM 2. DESCRIPTION OF PROPERTIES.

     We have interests in a number of oil and gas projects and one undeveloped gold and silver prospect in the United States.

     The following subsections set forth information concerning each of our prospects.

OIL AND GAS PROPERTIES

     Galvan Ranch Property, Webb County, Texas

     We acquired an interest in this property as of April 1, 1996. The property consisted of over 60,000 acres of oil and gas leases. Our original interest consisted of a 15% working interest and a 2% overriding royalty in the leases. During May 1996, we sold to a third party a portion of our interest in the property for $565,000 cash and retained a 15% working interest and a 2% overriding royalty in approximately 8 producing gas wells plus a 2% working interest and a 0.35% to 0.76% overriding royalty on the balance of the acreage. During 1999, the third party let the lease on the majority of the acreage lapse and thus we lost our interest in the portion released. In February 2001, we brought suit for the lapse of the lease. On November 21, 2002, we settled our lawsuit against the third party. See Item 3 "Legal Proceedings". On June 1, 2003, we sold our 15% working interest in the approximate 8 producing gas wells for $90,000 and retained our 2% overriding royalty interest in the leases.

     Kansas Gas Project - Leavenworth County, Kansas

     We acquired our original interest in this property in April 1996, and acquired additional interests in the area in September 1997, November 2002 and January 2003. The project consists of approximately 4,500 acres of oil and gas leases with right-of-ways and approximately 60 gas wells, over 30 miles of a gas gathering and pipeline system, and necessary equipment and facilities to produce and market the gas production. Currently, several of these wells are capable of producing an aggregate of from 500 to 600 MCF per day. During fiscal 2003, we conducted a recompletion program on a number of the wells, which increased the production to its current level. We believe a continued modest recompletion program will increase production still further. However, a more aggressive recompletion effort could significantly increase the production. We are currently evaluating the potential of additional zones that may add to the project's reserves and productivity. In addition, we are evaluating the acquisition of additional wells and property in the area to enhance the project's potential. In November 2002, we acquired two additional leases with three producible gas wells. We are in the process of securing the necessary right-of-ways and other leases necessary to market the gas from the new wells. During January 2003, we acquired two leases totaling 221 acres which contain seven gas wells. The leases are near our existing gas pipeline. We are in the process of testing the wells to determine their productibility.

     East Voss Waterflood - Knox County, Texas

     We acquired an interest in this property in April 1996. The property consists of approximately 330 acres of unitized oil and gas leases containing 21 oil and injection wells. As of July 1, 1999, we entered into an agreement to transfer operations of its East Voss property in Knox County, Texas. The agreement provided that the new operator would assume all the rights and obligations associated with the project in exchange for a cash payment of $10,000, future payments of $40,000 and a perpetual overriding royalty (ORR) interest of 7.5%. The purchaser failed to make a required $20,000 payment in January 2000. Hence, we instituted legal action to protect our rights. In June 2000, we settled our lawsuit against the purchasers of the East Voss property. The settlement, in general, provided that we would receive the full payment of $40,000 in three equal installments (including interest) on June 30, 2000, September 30, 2000 and December 31, 2000. The June 30, 2000 and the September 30, 2000 payments were received. As of April 2001, we received the discounted final payment of $12,500 and also received past royalties, which were owing of approximately $6,000. We are currently receiving payments for the ORR interest in the property. However, since the operator has not conducted the necessary workovers and lease improvements to increase the production, we decided to abandon the property and recognize a loss of approximately $174,500 in fiscal 2003.

     Kimball County, Nebraska

     During November 1995, we purchased interests in three producing oil wells in Kimball County, Nebraska for $22,000. Our net revenue interest in the three wells are 7.50%, 3.93% and 3.33%. These wells were drilled approximately 10 years ago and are currently generating approximately $500 per month cash flow to us. We recently were notified that the operator of the wells is planning to unitize the oil field and initiate a waterflood project. We are currently evaluating the waterflood's potential to determine if we wish to participate in the project or sell our interests.

MINING PROSPECT

     Dobler Gold Mine Prospect, Broadwater County, Montana

     We own a 100% interest in a certain mining property in Broadwater County, Montana, known as the Dobler Mine prospect. The prospect consists of 80 acres of fee simple land (including minerals) and mineral rights to 280 surrounding acres, which we acquired during 1989 by exercising an option we held.

     We believe that this property is prospective for gold and silver through either a high grade underground mine or a low grade open pit operation. Effective July 19, 2002, we optioned the property to Montana Mining Corp. for a total purchase price of $220,000. We received a $15,000 payment in September 2002 with an additional $5,000 option payment in September 2003. If Montana Mining Corp. elects to exercise its option to purchase the property, a final option payment is due on or before September 1, 2004. In addition, we retained a 3% Net Smelter Return Royalty on any minerals produced from the property. Montana Mining Corp. fulfilled its obligation to spend $30,000 on exploration prior to September 1, 2003 and, if it continues the option, is obligated to spend an additional $30,000 on exploration prior to September 1, 2004. There are no assurances that Montana Mining Corp. will make any additional payments or expenditures. If Montana Mining Corp. fails to comply with the option agreement we will have the property reassigned to us. Additionally, a director of our Company is also a director and 9.5% shareholder of Montana Mining Corp.

NEW MINERAL PROSPECTS

     We continue to pursue the evaluation of a number of oil and gas prospects. During their respective careers, management has made numerous contacts in the oil and gas and mining industry and has accumulated knowledge concerning location, current ownership, and other information with respect to mineral prospects. Based on this experience and knowledge, we believe that we will be able to continue evaluation of prospects on a cost efficient basis. Even if properties are acquired, substantial additional financing will be required to pursue particular projects. Our primary emphasis is directed toward oil and gas properties although other situations and minerals may be examined.

PRODUCTION INFORMATION

     NET PRODUCTION, AVERAGE SALES PRICE, AND AVERAGE PRODUCTION COSTS

     The table below sets forth our net quantities of oil and gas production for the fiscal years ended September 30, 2003 and 2002 and the average sales prices, average production costs, and direct lifting costs per unit of production.

                                               Year Ended September 30,
                                               ------------------------
Net Production                             2003                      2002
--------------                             ----                      ----

Oil (BBLS)                                   27                        509
Gas (MCF)                                95,238                    129,978

Average Sales Prices

Oil (per BBL)                            $31.45                     $20.66
Gas (per MCF)                              3.30                       2.73

Average Production Cost

Per equivalent* MCF of gas               $  .95                     $  .63

Average Lifting Costs

Per equivalent* MCF of gas               $  .62                     $  .42

Production costs include all expenses, depreciation, depletion, and amortization, lease operating expenses and all associated taxes. Direct lifting costs do not include impairment expense, ceiling write down or depreciation, depletion and amortization.

*Equivalency assumes that one-barrel of oil equals 6 MCF of gas.

RESERVE INFORMATION

     OIL AND GAS RESERVES

     Oil and gas reserves for our properties have been evaluated as of September 30, 2003 and 2002 by Dr. H.I. Bilgesu, P.E.

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

         ESTIMATED PROVED RESERVES

     The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended September 30, 2002 and 2003. See Note 11 to the Consolidated Financial Statements for required Securities and Exchange Commission disclosure.

Proved Reserves
                                               Oil (M BBLS)          Gas (MMCF)
                                               -----------           ---------
Estimated quantity, September 30, 2001                 16                1,533

Revisions of previous estimates                         1                  117
Production                                              -                  (99)
                                                    -----                -----
Estimated quantity, September 30, 2002                 17                1,551

Discoveries                                             -                  313
Purchased reserves                                      -                  459
Sale of reserves                                        -                 (125)
Revision of previous estimates                        (17)                (429)
Production                                              -                  (95)
                                                    -----                -----
Estimated quantity, September 30, 2003                  -                1,674
                                                    =====                =====

                               Developed         Undeveloped      Total
                               ---------         -----------      -----
Oil (M BBLS)
September 30, 2003                 -                   -             -
September 30, 2002                 -                  17            17

Gas (MMCF)
September 30, 2003               784                 890         1,674
September 30, 2002               909                 642         1,551

OIL AND GAS TITLES

     As is customary in the oil and gas industry, we perform only a perfunctory title examination at the time of acquisition of undeveloped properties. Prior to the commencement of drilling, in most cases, and in any event where we are the operator, a thorough title examination is conducted and significant defects remedied before proceeding with operations. We believe that the title to our properties is generally acceptable to a reasonably prudent operator in the oil and gas industry. The properties owned by us are subject to royalty, overriding royalty, and other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements, and restrictions. We do not believe that any of these burdens materially detract from the value of the properties or will materially interfere with their use in the operation of our business.

MINING TITLES

     We do not have title opinions on our mining claims or leases and, therefore, have not identified potential adverse claimants nor have we quantified the risk that any adverse claimant may successfully contest all or a portion of our title to the claims. Furthermore, the validity of all federal unpatented mining claims is dependent upon inherent uncertainties such as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. In the absence of a discovery of valuable minerals, a mining claim is open to location by others unless the claimant is in actual possession of and diligently working the claim. No assurance can be given with respect to unpatented mining claims in the exploratory stage that a discovery of a valuable mineral deposit will be made.

     To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $100 per claim. Title examinations for a particular claim will be made when and if a significant discovery is made on that claim. As of September 30, 2003, we had no unpatented mining claims.

OFFICE FACILITIES

     Our Denver, Colorado office consists of approximately 1,088 square feet. The office lease expense is $1,038 per month and the lease term is from November 1, 2003 to December 30, 2004.

ITEM 3. LEGAL PROCEEDINGS.

     On or about February 13, 2001, we filed suit against RME Petroleum Company, f/k/a Union Pacific Resources Company in U.S. District Court for the Southern District of Texas. We alleged that RME relinquished the lease to the Galvan Ranch (see Item 2 above) without providing notice to us as was required in an agreement and in an operating agreement between the Company and RME. The case was settled on November 21, 2002 on terms acceptable to us.

     Other than the above, we know of no material pending legal proceedings to which we are a party to or of which any of our properties are subject and no such proceedings are known to us to be contemplated by governmental authorities or others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended September 30, 2003.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. Our common stock was traded on the over-the-counter market until November 1992, and has been quoted only sporadically since November 1992. Our common stock is currently quoted on the OTC Bulletin Board under the symbol "MNMN" and the quote as of December 16, 2003 was $0.30 bid and $0.35 ask.

     (b) Holders. The estimated number of record and beneficial owners of our common stock at December 16, 2003 was approximately 145.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been paid with respect to our common stock and no dividends are anticipated to be paid in the foreseeable future.

     (d) Securities. Securities authorized for issuance under equity compensation plans. The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending September 30, 2003.


----------------------------------------------------------------------------------------------
                               Equity Compensation Plan Information (1)

----------------------------------------------------------------------------------------------
  Plan Category          Number of        Weighted-average          Number of securities
 and Description      Securities to be    exercise price of       remaining available for
                        issued upon         outstanding         future issuance under equity
                        exercise of      options, warrants,          compensation plans
                        outstanding          and rights            (excluding securities
                         options,                                 reflected in column (a))
                       warrants, and
                          rights
                            (a)                 (b)                         (c)
----------------------------------------------------------------------------------------------
Equity
compensation plans
approved by                  -0-                $-0-                        -0-
security holders
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Equity
compensation plans
not approved by         750,000               $0.19                         -0-
security holders
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Total                   750,000               $0.19                         -0-
----------------------------------------------------------------------------------------------

(1) This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

                                       8



ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED).

Recent Sales of Unregistered Securities -- Item 701 Disclosure.

     The following sets forth information regarding sales of unregistered securities within the last year as required by Item 701 of Regulation S-B.

---------------------- ------------- -------------- ------------ --------------- -----------
 Name and Principal        Date        Number of     Offering     Registration   Option
      Position                          Common         Price       Exemption     Exercise
                                      Shares Sold       ($)                      Price Per
                                          (#)                                    Share ($)
---------------------- ------------- -------------- ------------ --------------- -----------

---------------------- ------------- -------------- ------------ --------------- -----------
A.G. Foust                                 -             -        Section 4(2)       -
---------------------- ------------- -------------- ------------ --------------- -----------
Stewart A. Jackson                         -             -        Section 4(2)       -
---------------------- ------------- -------------- ------------ --------------- -----------
John J. Womack                             -             -        Section 4(2)       -
---------------------- ------------- -------------- ------------ --------------- -----------
Total                                      -             -             -             -
---------------------- ------------- -------------- ------------ --------------- -----------

     On September 30, 2003, we purchased from a third party 300,000 shares of our common stock at a purchase price of $0.10 per share. This acquisition reduced the number of outstanding shares from 4,869,000 to 4,569,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     GENERAL

     See Note 1 to our Consolidated Financial Statements included with this annual report for a summary of our significant accounting policies.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our Consolidated
Financial Statements.

     RESERVE ESTIMATES

     Our estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there- from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
        (CONTINUED).

     RESERVE ESTIMATES (CONTINUED)

     Many factors will affect actual future net cash flows, including:

     -    the amount and timing of actual production;
     -    supply and demand for oil and natural gas;
     - curtailments or increases in consumption by oil and natural gas purchasers; and
     -    changes in governmental regulations or taxation.

     PROPERTY, EQUIPMENT AND DEPRECIATION

     We follow the successful efforts method of accounting for our oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Unproved properties are assessed at least annually for possible impairment due to unrecoverability of costs invested under the rules of Statement of Financial Accounting Standards ("SFAS") No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Proved properties are assessed at least annually under the accounting rules of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion.

     ASSET RETIREMENT OBLIGATIONS

     Effective July 1, 2002, we recognize the future cost to plug and abandon gas wells over the estimated useful life of the wells in accordance with the provisions of SFAS No. 143. SFAS No. 143 requires that we record a liability for the present value of the asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective gas wells. Our liability estimate is based on our historical experience in plugging and abandoning gas wells, estimated well lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate of 7.5%. Revisions to the liability could occur due to changes in well lives, or if federal and state regulators enact new requirements on the plugging and abandonment of gas wells.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, we had a total of $124,099 in cash and $696,980 in working capital compared to $54,064 in cash and working capital of $463,026 at September 30, 2002. This represents an increase of $70,035 in cash and an increase of $233,954 in working capital. The increase in working capital during the 12 months ended September 30, 2003 was the result of a net increase in investment in securities of $277,395 offset by a decrease in accounts receivable resulting from the settlement of a lawsuit and the recovery of legal fees of approximately $96,700. We reduced our accounts receivable from insurance in the amount of $39,968 and increased our pipeline value by $15,638 due to a settlement with our insurance company for pipeline damage by a third party. The settlement resulted in neither party assuming responsibility and thus we were not reimbursed for the expenses incurred to replace the pipeline but we are not responsible for the damages claimed by our gas purchaser of $24,331. Proceeds from bond investments were approximately $300,000 and as of September 30, 2003 $570,000 of marketable securities were invested in U.S. government agency securities.

     At the present time, our primary source of cash for operations and exploration is our current working capital, cash flow from operations, and cash which can be raised by selling shares of Tango Mineral Resources, Inc. (formerly South African Minerals Corporation) or Play Fair Mining Ltd. (formerly Layfield Resources, Inc.). We have in the past and may in the future, rely on joint venture partners or equity funding to supply most of the capital needed to evaluate and develop our properties. Our inability to raise additional capital through a stock offering, to liquidate our securities holdings or obtain third party funding may limit development of most of our properties. Although we may use joint venture or equity funding to explore, acquire and, if warranted, develop our properties, the natural resource business is nevertheless very capital intensive. Based upon our current status and plans, approximately $150,000 will be needed in 2004 to fund necessary development on our properties.

     We continue to seek joint venture financing for our properties and to acquire properties with near term revenue generating capability. Our efforts to evaluate, identify and/or acquire such revenue generating prospects and to further develop our existing properties have been ongoing during this past year, and while we are optimistic, there is no assurance that we will be successful in securing the required capital.

     RESULTS OF OPERATIONS

     Revenues from oil, gas and pipeline sales increased significantly for the twelve months ended September 30, 2003, from $272,493 in 2002 to $481,206 in 2003, a 77% increase. This increase was due to an increase in prices we received for our oil and gas. The average price received from pipeline sales for fiscal 2002 was approximately $2.73 per MCF compared to $3.30 per MCF received in fiscal 2003, an increase of 21%. Interest income and other income increased $66,377 from $26,197 in 2002 to $92,574 in 2003, an increase of 253% due primarily to the settlement of our lawsuit on the Galvan Ranch Property for approximately $74,000 net of legal fees offsetting a decline of approximately $7,500 in interest income.

     During 2002 and 2003, we realized a gain of $11,991 and $1,502, respectively, from the sale of bonds.

     Oil and gas and pipeline operating costs increased $10,344, or 6%, from $177,231 in 2002 to $187,575 in 2003. The increase is primarily due to an increase in gas well workover and gas compression expenses. Depreciation, depletion and amortization declined between the two years presented from $45,548 in 2002 to $41,422 in 2003. This $4,126 decline, or (9%), is primarily due to an increase in recoverable reserves of approximately 123,000 MCF and a stable depletable basis.

     During fiscal 2003, we abandoned our investment in the East Voss Field, Knox County, Texas and recognized a loss of approximately $174,500. We are currently receiving overriding royalty interest payments for this property, but the operator has not conducted the necessary workovers and lease improvements to increase production.

     The oil and gas and pipeline operating costs expressed as a percent of oil and gas pipeline income decreased from 65% to 39% for the years ended September 30, 2002 and 2003, respectively. This decrease was mainly the result of significantly higher gas prices offset somewhat by basic fixed costs, which cannot be reduced.

     General and administration expenses increased by $8,538, or 5%, from the year ended September 30, 2002 to 2003. The increase was primarily due to an increase in travel, entertainment and auto expense of $5,588, an increase in consulting fees of $6,650, the decrease of bad debt expense of approximately $2,400, an increase in employee bonuses of approximately $4,500 and an increase in salary expense of $2,000. This was offset by a decrease in audit and accounting fees, corporate reporting and other of approximately $7,800.



ITEM 6. MANAGEMENT'S DISCUSSION - (CONTINUED)

     CONTRACTUAL OBLIGATIONS

     We had contractual and other obligations that will require use of our working capital resources as of September 30, 2003. The following table lists our significant obligations at September 30, 2003:

                                                Payments Due By Period
                            ---------------------------------------------------------------
                                       Less than
Contractual Obligations     1 year     2-3 years     4-5 years     After 5 years      Total
-----------------------     ------     ---------     ---------     -------------      -----

Employment
 Obligations                $  -0-     $    -0-      $     -0-         $    -0-       $ -0-

Operating leases           12,456        3,114             -0-              -0-     15,570
                           --------    --------      ---------         ---------   -------


Total contractual
 cash obligations        $ 12,456      $ 3,114       $     -0-         $     -0-   $15,570
                         ========      =======       =========         =========   =======

     We maintain office space in Denver, Colorado. The office consists of approximately 1,088 square feet. We entered into a one-year lease agreement through December 31, 2004 for a lease rate of $1,038 per month. Rent expense for the years ended September 30, 2003 and 2002 were $12,320 and $11,640, respectively.

     In addition to office leases, we are responsible for compressor rentals located on our Kansas producing properties. These leases are on a month-to-month basis and total $24,636 per year.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In evaluating our business, readers of this report should carefully consider the following factors in addition to the other information presented in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. As noted elsewhere herein, the future conduct of our business, non-oil and gas exploration activities, and discussions of possible future activities is dependent upon a number of factors, and there can be no assurance that we will be able to conduct our operations as contemplated herein. These risks include, but are not limited to:


     o The possibility that the described operations, reserves, or exploration or production activities will not be completed or continued on economic terms, if at all.

     o The exploration and development of oil and gas, and mineral properties are enterprises attendant with high risk, including the risk of fluctuating prices for oil, natural gas and other minerals being sought.

     o    Imports of petroleum products from other countries.

     o Not encountering adequate resources despite expending large sums of money.

     o Test results and reserve estimates may not be accurate, notwithstanding best efforts precautions.

     o The possibility that the estimates on which we are relying are inaccurate and that unknown or unexpected future events may occur that will tend to reduce or increase our ability to operate successfully, if at all.

     o Our ability to participate in these projects may be dependent on the availability of adequate financing from third parties, which may not be available on commercially-reasonable terms, if at all.

                                       12

o Although we currently do not have active operations in the mining segment, mining exploration and mining have inherent risks including the environment, low prices for commodities, competition from better financed companies and the risk of failure in either exploration or mining. There is no assurance we will be able to compete successfully in the exploration and mining business should that course of action be undertaken.


ITEM 7. FINANCIAL STATEMENTS.

     The Report of the Independent Certified Public Accountants appearing at Page F-1 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at Pages F-2 through F-26 hereof are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer, who concluded that our disclosure controls and procedures are effective.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

     There were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and Officers are as follows:

                                                             Served as a
Name                   Age         Position                  Director Since
----                   ---         --------                  --------------

A.G. Foust             60          President and a           October 1, 1984
                                   Director

Stewart A. Jackson     62          Director                  January 1, 1992

John J. Womack         83          Director                  June 20, 1986

Ray K. Davis           61          Secretary                          N/A

Dru E. Campbell        52          Assistant Secretary                N/A


     Our Directors will hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Our Officers, who are appointed at the annual meeting of the Board of Directors, hold office until their successors are chosen and qualified, or until their death, resignation or removal. We presently have no audit, nominating or executive committee or committees performing substantially similar functions.

     The business experience and principal occupations of each of our Directors and Officers for at least the past five years are as follows:

     A.G. Foust has been our President since May 1, 1995, and he has been a Director since our inception. He also served as our President since its inception in 1984 until September 1993. From June of 1984 to June of 1986, he was employed as a licensed registered representative and Vice President of Corporate Finance of B. J. Leonard & Company, Inc., a brokerage firm located in Denver, Colorado. From January 1976 to May 1984, he was President and Director of Minerals Engineering Company, a corporation with a class of equity securities then registered under the Securities Exchange Act of 1934. Minerals Engineering Company, now a wholly owned subsidiary of Hecla Mining Co., is in the mining business. Mr. Foust has over 35 years of experience in the natural resources industry. From April 1972 through January 1976, he served as Assistant Vice President and Loan Officer of the First National Bank of Denver. His responsibilities as a loan officer included providing financial services for natural resource and mining companies. From November 1969 to April 1972, he was operations manager at Chorney Oil Company, a privately owned oil and gas exploration and production Company, and was responsible for all drilling completions, production and engineering. From 1968 through 1969, he served as a consulting engineer associated with Minerals Management, Inc., Casper, Wyoming. From April 1968 through November 1968, he served as District Engineer of Consolidated Oil and Gas, Inc., operating out of Denver, Colorado. From June 1964 through April 1968, Mr. Foust was employed as a chemical engineer with Shell Oil Company, designing and supervising production of water and chemical flood installations. Mr. Foust has a Bachelor of Science degree in Chemical Engineering from Montana State University.

     Stewart A. Jackson was our President from September 1993 until May 1995 and has been a Director since early 1992. He had also served as a director of Layfield Resources, Inc., a publicly held Company listed on the Vancouver Stock Exchange, from 1993 to May 1995. Mr. Jackson has 35 years experience in the mineral industry and has been associated with the Company in a geological consulting capacity for the past five years and as a Director since January 1, 1992. He is actively involved in exploration and development of both base and precious metal deposits in a wide range of environments for both large and small companies. He was responsible for the discovery and development of several major mineral discoveries, including the Red Dog multi-billion dollar zinc deposit in northwestern Alaska for Cominco Resources, Inc., where he was Supervisory Geologist from 1969 to 1977. He was involved in the discovery and development of the Borealis, Sout McCoy and Manhattan gold deposits in Nevada for Houston Oil and Minerals where he held the position of Manager-Minerals Exploration from 1977 to 1981. He formed Crown Resource Corp. in 1981 and acted as President of that Company until 1987. Crown Resource Corp. (now Crown Resources Corporation) currently has three major gold discoveries in production and several other gold deposits under development. He raised $20 million for the discovery and development of these and other properties before leaving Crown. He is currently involved in exploration and development projects including gold, silver, diamonds and base metals. Mr. Jackson earned a Bachelor of Science degree in Geology from the University of Western Ontario, Master of Science degree in Stratigraphy and Mineral Deposits from the University of Toronto and a Ph.D. in Stratigraphy and Economic Geology from the University of Alberta. In addition to these accomplishments, he has also been author and co-author of numerous geologic publications and received prestigious awards for some. Mr. Jackson resigned as President in May 1995, in order to devote more of his time to his foreign mining activities, and is currently on the Board of a number of Canadian mining companies.

     John J. Womack has been one of our Directors since June 20, 1986. Mr. Womack retired in early 1982 as Adjutant General and Director of Military Affairs, Department of Defense, State of Montana, a position he had held since 1969. General Womack holds a BA degree (1947) and a Master of Arts degree (1955) from Western Montana College. In 1954 he formed Pacific Mining and Exploration Company, which developed the Carter Creek iron property in Madison and Beaverhead Counties, Montana. In 1962 he formed Southmont Exploration Company to explore Beaverhead County, Montana for tungsten. In 1980 and 1981, he owned and supervised operations for a heap leach gold venture at the Franklin Mine in Lewis and Clark Counties, Montana. From 1971 through June 1984, he was a Director of Minerals Engineering Company. General Womack has been retired since June 1984.

     Ray K. Davis has been associated with us since March 1996 in the capacity of Financial Consultant and provides us with administrative services, accounting, SEC and tax support. He was appointed to the position of our Secretary on November 1, 1997. He has over 30 years experience in the oil and gas and mining industries, with emphasis on asset acquisition, mergers and project due diligence. Merger and acquisition negotiations as well as due diligence projects have taken him to Russia, Alaska, Mexico, and Europe. Mr. Davis has been a consultant to the oil and gas industries since November 1984. From May of 1977 through October 1984, he was treasurer of Macey and Mershon Oil, Inc. responsible for financial planning and operations of the Company and its owners. From June 1973 to April 1977, he was a partner in the firm of Ballard-Davis Associates, which provided financial and accounting services to small and newly formed companies in the oil and gas industry. From November 1969 to March 1973 Mr. Davis was Controller of the Baumgartner Companies with oil, gas, mining, and drilling operations in the United States and Canada. From November 1968 to November 1969, he was Assistant Controller of The Colorado Corporation, a wholly owned subsidiary of King Resources, Inc. Mr. Davis is a 1967 graduate of the University of Denver, Denver, Colorado with a Bachelor of Science degree in Business Administration. Mr. Davis is a past officer and director of the Colorado Society of Petroleum Accountants. For three years, he taught oil and gas accounting at Arapahoe Community College.

     Dru E. Campbell was employed by us on a full and part-time basis since our inception as our office secretary until 1996. Ms. Campbell was appointed to fill the position of our Corporate Secretary in January of 1989. On November 1, 1997, Ms. Campbell resigned as Corporate Secretary and assumed the position of Assistant Secretary. Ms. Campbell has over 30 years office and secretarial experience.



ITEM 9. DIRECTORS - (CONTINUED)

     No family relationship exists between or among any of the persons named above except that A.G. Foust and Dru Campbell are married to each other. None of our Directors are directors of any other Company having a class of equity securities registered under the Exchange Act or any Company registered as an investment Company under the Investment Company Act of 1940. All persons whose activities are material to the operations of the Company have been described herein.

     Our Directors, Officers, and 10% or more shareholders are not presently subject to Section 16 (a) of the Exchange Act because we do not have a class of securities registered under Section 12(b) or (g) of that Act.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information regarding executive compensation for our President and Chief Executive Officer. No executive officer received compensation in excess of $100,000 for either of the years ended September 30, 2002 and 2003.

                           SUMMARY COMPENSATION TABLE
                           --------------------------


                                                                       Long Term Compensation
                                                                       ----------------------
                                    Annual Compensation                     Awards             Payouts
                                    -------------------                     ------             -------
                                                                       Restricted  Options/
Name and Principal         Fiscal                     Other Annual     Stock       SARs        LTIP          All Other
    Position                Year    Salary   Bonus    Compensation     Award(s)    (Number)    Payouts     Compensation
------------------          ----    ------   -----    ------------     --------    --------    -------     ------------
A.G. Foust, President       2002    $48,000    -0-          -0-           -0-           -0-      -0-            -0-
and Chief Executive         2003    $50,000    -0-          -0-           -0-          200,000   -0-            -0-
Officer

At the present time, we have no retirement, pension or profit sharing programs for the benefit of its employees. However, in its discretion, may adopt one or more of such programs in the future.

We granted options to purchase 300,000 shares of our common stock during the year ended September 30, 2003. No options were exercised during that year.
Shares granted to our officers and directors during the year are described in the tables below. Refer to Note 7 to the Consolidated Financial Statements for status of current outstanding stock options.

      OPTION/SAR GRANTS IN LAST FISCAL YEARS 2002-2003
                                           (Individual Grants)


----------------------- -------------------------   ------------------------ ------------ -------------
                               Number of               Percent of Total       Exercise     Expiration
                         Unexercised Securities       Options/SARs Granted     of Base        Date
                        Underlying Options/SARs     to Employees in Fiscal      Price          (c)
         Name                   Granted                      Year              ($/Sh)
         (a)                      (#)                         (c)                (d)
                                  (b)
----------------------- -------------------------   ------------------------ ------------ -------------
A.G. Foust                      200,000                       66%                .25          2013
----------------------- -------------------------   ------------------------ ------------ -------------

                                                   16



ITEM 10. EXECUTIVE COMPENSATION (CONTINUED).

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


----------------------- ----------- ---------- ---------------------------- ---------------------------
                        Shares      Value               Number of              Value of Unexercised
                         Acquired   Realized     Unexercised Securities            In-The-Money
                            On        Value    Underlying Options/SARs At     Options/SARs at FY-End
         Name            Exercise   Realized           FY-End (#)                      ($)
         (a)               (#)         ($)      Exercisable/Unexercisable   Exercisable/Unexercisable
                           (b)         (c)                 (d)                         (c)
----------------------- ----------- ---------- ---------------------------- ---------------------------
A.G. Foust                 -0-         -0-               350,000                     $29,000
----------------------- ----------- ---------- ---------------------------- ---------------------------
StewartA.Jackson           -0-         -0-               100,000                     $14,000
----------------------- ----------- ---------- ---------------------------- ---------------------------
John J. Womack             -0-         -0-               100,000                     $14,000
----------------------- ----------- ---------- ---------------------------- ---------------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 19, 2003, the number and percentage of shares of our no par value Common Stock (its only class of voting securities), owned beneficially by each Officer and Director, each person known by us to own more than five percent of our common stock, and all Directors and Officers as a group:

Name and Address of               Amount and Nature of                      Percent of
  Beneficial Owner                Beneficial Ownership     Options (2)         Class
  ----------------                --------------------     -----------         -----

A.G. Foust                             994,417 (1)           350,000           27.3%
4810 West Delaware Drive
Larkspur, CO 80118

Stewart A. Jackson                     464,450               100,000           12.1%
1183 Ross Road
Winter Haven, CA 92283

Ray K. Davis                                --               100,000            2.1%
2050 South Oneida Suite 106
Denver, CO 80224

Dru E. Campbell                        182,500                    --            4.0%
4810 West Delaware Drive
Larkspur, CO 80118

John J. Womack                         112,500               100,000            4.6%
208 E. Bannack
Dillon, MT 59725

All Officers and Directors as a      1,753,867               650,000           46.1%
Group (5 Persons)

(1) Does not include the 182,500 shares of common stock owned by Mr. Foust's wife, Dru E. Campbell, who is our Assistant Secretary. Mr. Foust disclaims beneficial ownership of his wife's shares.

(2) Represents options to purchase shares of common stock granted under our 2000 Stock Option Plan at an exercise price of $0.15 and $0.25 per share.

                                       17

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED).

To our knowledge, each person listed has sole voting and investment power over the shares stated as beneficially owned.

We are unaware of any arrangements, including a pledge of securities, which may cause a change our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Stewart A. Jackson, one of our directors, is also a director and a 9.5% shareholder of Montana Mining Corp., which optioned the Dobler Mine Property as described in Item 2 above. The independent member of our board of directors believes the terms of the transaction were fair to us and comparable to those that might have been obtained from a non-affiliated third party.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.                  DESCRIPTION

      Exhibit No. 31.1 and 31.2     Certification of the Chief Executive and
                                    Financial Officer under Section 302 of the
                                    Sarbanes-Oxley Act of 2002.

      Exhibit No. 32.1 and 32.2     Certification of the Chief Executive and
                                    Financial Officer under Section 906 of the
                                    Sarbanes-Oxley Act of 2002.

     (b) No reports were filed on Form 8-K during our year ended September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES.

     o    Audit Fees.

     o Our principal accountant, Gordon Hughes & Banks LLP, billed us aggregate fees in the amount of approximately $8,750 during each the fiscal years ended September 30, 2003 and 2002. These amounts were billed for professional services that Gordon Hughes & Banks LLP provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

     o    Audit-Related Fees.

     o Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $1,500 and $1,475 during the fiscal years ended September 30, 2003 and 2002, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

     o    Tax Fees

     o Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $2,150 and $2,125 during the fiscal years ended September 30, 2003 and 2002, respectively, for tax compliance, tax advice, and tax planning.

     o    All Other Fees

     o Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $-0- for the fiscal years ended September 30, 2003 and 2002 for other fees.

     o    Audit Committee's Pre-Approval Practice

     o Inasmuch as we do not have an audit committee, our board of directors performs the functions of its audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

     The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

------------------- ------------------------------------------------------------
                     Percentage of total fees paid to Gordon Hughes & Banks LLP
------------------- ------------------------------------------------------------
                         Fiscal Year 2003                 Fiscal Year 2002
------------------- ------------------------------ -----------------------------
Audit fees                      71%                              71%
------------------- ------------------------------ -----------------------------
Audit-related fees              12%                               12%
------------------- ------------------------------ -----------------------------
Tax fees                        17%                              17%
------------------- ------------------------------ -----------------------------
All other fees                   0%                               0%
------------------- ------------------------------ -----------------------------

o    Supplemental information to be furnished with reports filed pursuant to
     Section 15(d) of the Exchange Act by non-reporting issuers:

     The issuer has not yet sent, nor does it intend to send subsequent to the filing of this report, an annual report or proxy material to its shareholders covering its last fiscal year.

                          INDEX TO FINANCIAL STATEMENTS


         TITLE                                                       PAGE

         Independent Auditors' Report                                F-1

         Consolidated Balance Sheets as of
              September 30, 2003 and 2002                            F-2 to F-3

         Consolidated Statements of Operations
              for the Years Ended September 30, 2003 and 2002        F-4

         Consolidated Statements of Stockholders' Equity for the
              Years Ended September 30, 2003 and 2002                F-5

         Consolidated Statements of Cash Flows
              for the Years Ended September 30, 2003 and 2002        F-6

         Notes to Consolidated Financial Statements                  F-7 to F-26

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Monument Resources, Inc. and Subsidiary
Denver, Colorado

We have audited the consolidated balance sheets of Monument Resources, Inc. and Subsidiary as of September 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monument Resources, Inc. and Subsidiary as of September 30, 2003 and 2002, and the consolidated results of their operations and cash flows for the years ended September 30, 2003 and 2002 in conformity with generally accepted accounting principles generally accepted in the United States of America.



                                            /s/  GORDON, HUGHES & BANKS, LLP
                                            --------------------------------
                                                 GORDON, HUGHES & BANKS, LLP


Greenwood Village, Colorado
November 14, 2003


                         MONUMENT RESOURCES, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2003 AND 2002

                                         ASSETS



                                                                   2003         2002
                                                                ----------   ----------
Current assets:
       Cash and cash equivalents                                $  124,099   $   54,064
       Investment in marketable securities (Note 3)                578,138      300,743
       Accounts receivable - legal and insurance                      --        110,195
       Accounts receivable                                          37,826       24,373
       Prepaid expense                                              16,198       15,148
                                                                ----------   ----------
               Total current assets                                756,261      504,523


Mineral properties (Note 4)                                         33,706       38,706
Proved oil and gas properties, successful efforts
       method, net of accumulated depletion (Note 11)              332,283      564,334
Property and equipment
       Gas pipeline, net of accumulated depreciation (Note 5)      167,628      161,685
       Property and equipment, net of accumulated
       depreciation (Note 5)                                        40,780       44,045
                                                                ----------   ----------
                   Net property and equipment                      208,408      205,730

Investment in securities, at market (Note 3)                        17,918       47,800
                                                                ----------   ----------

Total assets                                                    $1,348,576   $1,361,093
                                                                ==========   ==========


                    See accompanying summary of accounting policies
                    and notes to consolidated financial statements.                 F-2



                         MONUMENT RESOURCES, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2003 AND 2002
                                      (CONTINUED)


                         LIABILITIES AND STOCKHOLDERS' EQUITY



                                                               2003           2002
                                                            -----------    -----------
Current liabilities:
       Accounts payable and accrued expenses                $    59,281    $    41,497

Asset retirement obligation (Note 15)                            31,343           --
                                                            -----------    -----------

      Total liabilities                                          90,624         41,497


Stockholders' equity (Notes 3 and 6):
       Preferred stock, no par value, authorized
           1,000,000 shares; none issued                    $      --             --
       Common stock, no par value, authorized
           10,000,000 shares; issued and outstanding
           4,569,000 shares in 2003 and 4,869,000 in 2002     3,148,018      3,167,782
       Accumulated (deficit)                                 (1,913,817)    (1,894,931)
       Unrealized gain on investment
           in securities (Note 3)                                23,751         46,745
                                                            -----------    -----------
               Total stockholders' equity                     1,257,952      1,319,596
                                                            -----------    -----------

Total liabilities and stockholders' equity                  $ 1,348,576    $ 1,361,093
                                                            ===========    ===========


                    See accompanying summary of accounting policies
                    and notes to consolidated financial statements.                 F-3



                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                                               2003          2002
                                                           -----------    -----------
Revenue:
     Oil and gas sales                                     $   331,147    $   155,581
     Gas pipeline                                              150,059        116,912
     Gain on the sale of investments (Note 3)                    1,502         11,991
     Interest                                                   18,719         26,197
                                                           -----------    -----------
              Total Revenue                                    501,427        310,681

Expenses:
     Oil and gas operating expense                              59,014         55,718
     Pipeline operating expense                                128,561        121,513
     Depreciation, depletion, and amortization                  41,422         45,548
     Loss on abandonment of producing oil and gas
      property (Note 11)                                       174,463           --
     General and administrative                                185,593        177,055
                                                           -----------    -----------
              Total Expenses                                   589,053        399,834
                                                           -----------    -----------

Operating (loss)                                               (87,626)       (89,153)
     Legal Settlement                                           73,855           --
                                                           -----------    -----------

(Loss) before cumulative effect of change in
     accounting principle                                  $   (13,771)       (89,153)
     Cumulative effect of change in accounting principle        (5,115)          --
                                                           -----------    -----------
              Net (Loss)                                   $   (18,886)   $   (89,153)
                                                           ===========    ===========

Basic (loss) per common share                              $     (0.00)   $     (0.02)
                                                           ===========    ===========

Diluted (loss) per common share                            $     (0.00)   $     (0.02)
                                                           ===========    ===========

Basic weighted average number of shares outstanding          4,569,000      4,869,000
                                                           ===========    ===========

Diluted weighted average number of shares outstanding        4,569,000      4,869,000
                                                           ===========    ===========


                    See accompanying summary of accounting policies
                    and notes to consolidated financial statements.               F-4



                                              MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                                                                       Accumulated
                                                        No Par Value    Accumulated   Comprehensive                 Comprehensive
                                         Common Shares  Stock Amount     (Deficit)     Income(Loss)      Total          (Loss)
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balances, September 30, 2001                4,869,000    $ 3,167,782    $(1,805,778)   $    72,790    $ 1,434,794

Net (loss)                                       --             --          (89,153)          --          (89,153)   $   (89,153)

Comprehensive (loss)
      Change in unrealized loss on
      securities held for sale (Note 3)          --             --             --          (26,045)       (26,045)       (26,045)
                                                                                                                     -----------
                                                 --             --             --             --             --      $  (115,198)
                                                                                                                     ===========

                                            ---------------------------------------------------------------------
Balances, September 30, 2002                4,869,000      3,167,782     (1,894,931)        46,745      1,319,596

Net (loss)                                       --             --          (18,886)          --          (18,886)   $   (18,886)

Comprehensive (loss)
      Change in unrealized gain on
      securities held for sale (Note 3)          --             --             --          (22,994)       (22,994)       (22,994)
                                                                                                                     -----------

                                                 --             --             --             --             --      $   (41,880)
                                                                                                                     ===========

Equity compensation for securities               --           10,236           --             --           10,236           --

Return and cancellation of shares
repurchased                                  (300,000)       (30,000)          --             --          (30,000)          --

                                          -----------    -----------    -----------    -----------    -----------
Balances, September 30, 2003                4,569,000    $ 3,148,018    $(1,913,817)   $    23,751    $ 1,257,952
                                          ===========    ===========    ===========    ===========    ===========


                                          See accompanying summary of accounting policies
                                          and notes to consolidated financial statements.                                     F-5



                            MONUMENT RESOURCES, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                                                          2003         2002
                                                                       ---------    ---------
 Cash flows from operating activities:
     Net (loss)                                                        $ (18,886)   $ (89,153)
     Adjustment to reconcile net (loss) to net
       cash provided (used) by operating activities:
           Depreciation, depletion and amortization                       46,537       45,548
           Stock option as compensation for services                      10,236         --
           Loss on abandonment of oil and gas property                   174,463         --
      Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                     96,742      (79,276)
           (Increase) decrease in prepaid expenses                        (1,050)       7,528
           Increase in accounts payable                                   17,784        3,208
           (Decrease) in insurance proceeds, net                            --        (27,952)
                                                                       ---------    ---------

              Net cash flows provided (used) by operating activities     325,826     (140,097)


Cash flows from investing activities:
      Purchase of oil and gas properties                                  (2,813)     (30,360)
      Purchase of equipment                                              (47,471)      (1,411)
      Purchase of mineral properties                                        --            (90)
      Proceeds from the sale of mineral properties                         5,000       15,000
      Proceeds from sale of oil and gas properties                        90,000         --
      Bond purchases                                                    (570,401)    (299,394)
      Proceeds from sale of bonds                                        299,894      501,213
                                                                       ---------    ---------

              Net cash flows provided (used) by investing activities    (225,791)     184,958
                                                                       ---------    ---------

Cash flows from financing activities:
      Common stock redeemed                                              (30,000)        --
                                                                       ---------    ---------
Net increase in cash                                                      70,035       44,861

Cash and cash equivalents:
     Beginning of period                                                  54,064        9,203
                                                                       ---------    ---------
      End of period                                                    $ 124,099    $  54,064
                                                                       =========    =========

                   SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                   -------------------------------------------------------


                                                                          2003         2002
                                                                       ---------    ---------
Decrease in unrealized gain on
     securities available for sale                                     $ (22,994)   $ (26,045)
                                                                       =========    =========
Asset retirement obligation                                            $ (30,661)   $    --
                                                                       =========    =========


                        See accompanying summary of accounting policies
                        and notes to consolidated financial statements.                    F-6

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

We were organized under the laws of the State of Colorado on October 1, 1984. We are in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from our oil and gas properties. Our mineral properties are in Montana. Our oil and gas properties are in Webb and Knox Counties, Texas, Leavenworth County, Kansas and Kimball County, Nebraska. We also operate a gas pipeline in conjunction with our Leavenworth gas wells.

We have a substantial investment in mineral and oil and gas properties. We may not have sufficient capital to fully explore our mineral holdings or to develop some of our oil and gas properties, which would require significant additional investment. We have in the past relied on joint venture partners to supply most of the funds needed to explore or develop our properties, and may also rely on such partners for similar funding in the future. Our ability to obtain outside funding may be critical to our exploration and development of some of our properties. As a result of these factors, recovery of our investment in these properties cannot be assured.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of our Company and its wholly owned Kansas subsidiary, COG Transmission Corporation. All inter-company transactions and balances have been eliminated in consolidation.

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

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OIL AND GAS PROPERTIES

We follow the successful efforts method of accounting for our oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Unproved properties are assessed at least annually for possible impairment due to unrecoverability of costs invested under the rules of Statement of Financial Accounting Standards ("SFAS") No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Proved properties are assessed at least annually under the accounting rules of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

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

INVESTMENT IN SECURITIES

We follow SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, our investment in securities has been classified as available-for-sale because they are being held for an indefinite period of time. Under the available-for-sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains and losses recorded as a component of stockholders' equity.

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

We maintain cash with various financial institutions. We periodically evaluate the financial standing of these institutions and believe the risk of loss to be minimal.

We have recorded trade accounts receivable from the business operations. We periodically evaluate the collectibility of trade receivables and believe the receivables to be fully collectible and the risk of loss to be minimal.

Our investment in U.S. government agency securities is subject to moderate price volatility due to interest rate changes; however, realization of these investments has minimal risk. Our investment in common stock of two companies is subject to price volatility due to stock market fluctuation, the nature of the extractive industries business and variations in the Canadian dollar exchange rate.

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

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis under the tenets of SFAS No. 144. Under SFAS No. 144, we periodically evaluate the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment. We consider projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and, if necessary, reduce the carrying value of impaired assets to fair value.

STOCK-BASED COMPENSATION

We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation" for consultants and non-employees. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Financial Accounting Standards Board encourages entities to adopt the fair-value based method but does not require adoption of this method. We will continue our current accounting policy under APB No. 25 for employees and directors and have adopted the disclosure-only provisions of SFAS No. 123 for any options and warrants issued to employees and directors. During fiscal 2003, we issued options for 300,000 shares of common stock to our officers, directors, employees and consultants.

EARNINGS PER SHARE

We have adopted SFAS No. 128 addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.

We had a net loss of $18,886 and $89,153 for the years ended September 30, 2003 and 2002, respectively. Because of the net loss, the basic and diluted weighted average shares outstanding are considered the same, since including dilutive securities would have an anti-dilutive effect on loss per share calculations.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


EARNINGS PER SHARE (CONTINUED)

We apply APB No. 25 in accounting for options granted to employees and directors. The exercise price of the employees' and directors' options equaled or exceeded the fair value of the common shares on the date of grant and, accordingly, no compensation cost has been recognized for options granted to employees and directors under the provisions of APB No. 25 for stock options. Under SFAS No. 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the options granted to employees and directors been determined under SFAS No. 123, based on the fair value at the grant date, our pro forma net (loss) and net (loss) per share would have been reflected as follows:

                                          2003             2002
                                        --------         --------
     Net earnings (loss)
         As reported                    $(18,886)        $(89,153)
         Pro forma                      $(70,064)        $(89,153)
     Net earnings per share
         As reported                    $   --           $   (.02)
         Pro forma                      $   (.02)        $   (.02)

COMPREHENSIVE INCOME

We have adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, we report unrealized gains and losses on investments in debt and equity securities as changes in equity.

SEGMENT REPORTING

We have adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which requires a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by us in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASSET RETIREMENT OBLIGATIONS

We have adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for financial statements issued for years beginning after June 15, 2002. See Note 15.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has had no impact on our financial position or results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to our current or planned activities.

In December 2002, the FASB approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. We will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2003, the FASB approved SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 is not expected to apply to our current or planned activities.

In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an effect on our financial position.


NOTE 2 - MANAGEMENT'S USE OF ESTIMATES

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to impairments of mineral and oil and gas properties, oil and gas reserves and future dismantlement, restoration and abandonment costs. The actual future results in the above areas may differ from the estimated amounts. The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which we carry catastrophe insurance. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, our oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 3 - INVESTMENT IN SECURITIES

We have recorded our investment in 75,000 shares of Tango Mineral Resources, Inc. (formerly Southern Africa Minerals Corporation) ("Tango") (Toronto Exchange), a Canadian company, and 380,000 shares of Play Fair Mining Ltd. ("Play Fair") (formerly Layfield Resources, Inc.) (Vancouver Exchange), a Canadian company, at fair value in accordance with SFAS No. 115. During fiscal years 2003 and 2002, no shares were sold. Based on the demonstrated liquidity and marketability of the Tango and Play Fair shares, and, in accordance with SFAS No. 115, we have recorded our investment in the stocks based on published market listings and on the closing bid price on the stocks' respective exchanges. These shares are classified as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

Our investment in debt securities consists of various U.S. government agency securities. We consider these securities to be currently available for sale and have no timetable for sale or redemption. Nevertheless, we do not expect to hold the securities to maturity. During fiscal 2003 and 2002, we sold securities for a net gain on sale of $1,502 and $11,991, respectively.

Investments in securities are summarized as follows at September 30, 2003:
                                                     Unrealized        Fair
                                                        Gain           Value
                                                     -----------    ----------
   Available-for-sale securities
        Common Stock                                 $    15,514    $   17,918
        Debt Securities (maturing 1 to 17 years)           8,237       578,138
                                                     -----------    ----------
                                                     $    23,751    $  596,056
                                                     ===========    ==========

Investments in securities are summarized asfollows at September 30, 2002:
                                                     Unrealized        Fair
                                                         Gain          Value
                                                     ----------     ----------
   Available-for-sale securities
        Common Stock                                 $   45,397     $   47,800
        Debt Securities (maturing 1 to 19 years)          1,348        300,743
                                                     ----------     ----------
                                                     $   46,745     $  348,543
                                                     ==========     ==========

NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $33,706 at September 30, 2003 and $38,706 at September 2002, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - MINERAL PROPERTIES (CONTINUED)

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA (CONTINUED)

Effective July 19, 2002, we optioned the property to Montana Mining Corp. for a total purchase price of $220,000. We received a $15,000 payment in September 2002 with an additional $5,000 option received September 1, 2003. If Montana Mining Corp. elects to exercise its option to purchase the property; a final option payment of $200,000 is due on or before September 1, 2004. In addition, we retained a 3% Net Smelter Return Royalty on any minerals produced from the property. Montana Mining Corp. has spent $30,000 on exploration prior to September 1, 2003 and, if it continues the option, is required to spend an additional $30,000 on exploration prior to September 1, 2004. There are no assurances that Montana Mining Corp. will make any additional payments or expenditures. If Montana Mining Corp. fails to comply with the option agreement we will have the property reassigned to us. Additionally, a director of our Company is also a director and 9.5% shareholder of the Montana Mining Corp.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                      2003          2002
                                                   ---------     ---------
Land                                               $  12,500     $  12,500
Equipment                                             99,561        98,309
                                                   ---------     ---------
    Total                                            112,061       110,809
Less: accumulated depreciation                       (71,281)      (66,764)
                                                   ---------     ---------
    Net property and equipment                        40,780        44,045
                                                   ---------     ---------
Pipeline                                             319,285       300,000

Less: accumulated depreciation                      (151,657)     (138,315)
                                                   ---------     ---------
    Net pipeline                                     167,628       161,685
                                                   ---------     ---------
    Net property, plant, equipment and pipeline    $ 208,408      $205,730
                                                   =========     =========

Depreciation expense charged to operations was $17,864 and $17,327 in fiscal 2003 and 2002, respectively.

The useful lives of property and equipment for purposes of computing depreciation are as follows:

         Machinery and Equipment        3 - 7 years
         Pipeline                       Useful life of related gas production,
                                        Approximately 5 to 7 years

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 6 - STOCKHOLDERS' EQUITY

We amended our Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 2003 and 2002, no shares of preferred stock have been issued.

On September 30, 2003, we repurchased from a third party 300,000 shares of our common stock at a purchase price of $0.10 per share. This acquisition reduced the number of outstanding shares from 4,869,000 to 4,569,000. As of September 30, 2003, we have recorded a liability of $30,000 which was paid October 21, 2003.

NOTE 7 - STOCK OPTION PLAN

During 2000, we adopted a new Stock Option Plan (the " 2000 Plan"). The exercise price of the shares covered by options granted pursuant to the 2000 Plan may not be less than the fair market value of the common stock on the grant date. Further, the exercise price shall not be less than 110% of the fair market value of the common stock on the day of grant if the optionee owns 10% or more of our common stock. With respect to each individual option granted under the 2000 Plan; the Board of Directors will determine separately the number of shares, the option period, and the limitations, which will apply to the exercise of options. As of September 30, 2003, we had an aggregate of 750,000 common shares reserved for issuance under the 2000 Plan. As of September 30, 2003, under the 2000 Plan, options to purchase 750,000 common shares had been granted to three board members, an employee and a consultant. During 2001, options to purchase 100,000 common shares were granted to a third party for future business venture activities on behalf of our Company. These options expired on July 1, 2003. For the year ended September 30, 2003, options for 300,000 shares of common stock were granted to employees, directors and consultants.

During fiscal year 2003, we granted options to purchase 50,000 shares of common stock to a consultant. The options are exercisable at $0.25 per common share for a period of ten years beginning July 1, 2003. The following weighted average assumptions were utilized in valuing the 2003 options. No dividend yield, expected volatility of 139%, risk free interest rates of 4% and expected lives of ten years. Using these factors, the Black-Scholes option pricing model calculates compensation to the consultant of $10,236.

We apply SFAS No. 123 in accounting for options granted to consultants. Accordingly, the fair value of each option granted to the consultant is estimated on the date of grant using the Black-Scholes option pricing model.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 7 - STOCK OPTION PLANS (CONTINUED)

The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                           Number of           Weighted Average
                                                               Exercise Price of
                                            Shares            Shares Under Plans
                                          -----------         ------------------

Outstanding September 30, 2001              550,000                  $.27
                                                                     ====
Granted                                        --
Exercised                                      --
Forfeited or expensed                          --
                                          -----------
Outstanding September 30, 2002              550,000                   .27
                                                                     ====
Granted                                     300,000                   .25
                                                                     ====
Exercised                                      --
Forfeited or expensed                      (100,000)
                                          -----------
Outstanding September 30, 2003              750,000                  $.19
                                          ===========                ====


NOTE 8 - INCOME TAXES

There is no current or deferred income tax expense for the years ended September 30, 2003 and 2002 because we had net losses for income tax purposes in the year 2003 and had sufficient net operating loss carry forward to offset taxable income in the year ending September 30, 2002. During 2003 and 2002, we used no net operating loss carryforwards because we had operating losses for both years.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. We have considered these factors in reaching a conclusion as to the valuation allowance for financial reporting purposes.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - INCOME TAXES (CONTINUED)

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet at September 30, 2003 and 2002 is the result of the following:

                                                 2003         2002
                                              ---------    ---------
Deferred tax liabilities:
   Pipeline depreciation                      $ (50,373)   $ (45,980)
   Deferred tax assets:
   Net operating loss                           481,868      483,462
   Securities valuation                         107,147      107,147
   Oil and gas properties                        50,834       33,038
   Asset retirement obligation                   10,657          -0-
                                              ---------    ---------
          Total                                 600,133      577,667
Less:  valuation allowance                     (600,133)    (577,667)
                                              ---------    ---------
Net deferred tax assets                       $    --      $    --
                                              =========    =========

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the two years ended September 30 is as follows:

                                                 2003         2002
                                              ---------    ---------
     Statutory federal income tax rate           34%          34%

     Statutory state income tax rate             --           --

     Effect of net operating loss carryforwards (34%)         (34%)
                                              ---------    ---------

     Effective rate                               0%            0%
                                              =========    =========

The temporary differences causing the deferred tax asset are expected to reverse over the next ten years. At September 30, 2003 and 2002, we had operating loss carryforwards of $1,417,260 and $1,400,456, respectively. The operating loss carryforwards expire beginning in 2012 ($44,179 in 2012 and $1,373,081 thereafter).

NOTE 9 - MAJOR CUSTOMERS

We derived in excess of 88% and 87% of our revenue from one source (oil and gas sales and pipeline sales) for the years ended September 30, 2003 and 2002, respectively.

As of September 30, 2003 and 2002, $33,722 and $17,119, respectively, was due from this source.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 10 - SEGMENT INFORMATION

We operate in three industry segments: (1) oil and gas exploration and development, (2) gas transmission pipeline and (3) mineral exploration and development.

Identified assets by industry are those assets that are used in our operations in each industry. Corporate assets are principally cash, investment in stocks and bonds, and furniture and fixtures.

We have adopted SFAS No. 131. The adoption of SFAS No. 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

The oil and gas segment derives its revenues from the sale of oil and gas and prospect generation and administrative overhead fees charged to participants in its oil and gas ventures.

The gas transmission pipeline segment receives its income from the transportation and sale of natural gas from our Leavenworth County, Kansas properties.

The mining segment receives its revenues primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that it has originated. Currently, this segment is inactive.

During the years ended September 30, 2003 and 2002, there were no inter-segment revenues. The accounting policies applied by each segment are the same as those used by us in general.

Net sales to one customer of the oil and gas segment totaled approximately $273,000 and $236,000 of revenues or 88% and 87% for the years ended September 30, 2003 and 2002, respectively.

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



                                  MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                (CONTINUED)


NOTE 10 - SEGMENT INFORMATION (CONTINUED)

Segment information consists of the following:

                                      Oil and Gas     Pipeline      Mining     Corporate     Consolidated
                                      -----------     --------     -------     ---------     ------------
Revenues:
2003                                   $331,147       $150,059     $   -0-     $  20,221     $  501,427
2002                                    155,581        116,912         -0-        38,188        310,681

Income (Loss) From Operations
2003                                   $ 66,233         $12,812    $   -0-     $(166,671)    $  (87,626)
2002                                     71,341        (20,339)        -0-      (140,155)       (89,153)

Identifiable Assets (net)
2003                                   $349,286       $229,231     $33,706     $ 736,353     $1,348,576
2002                                    583,446        207,785      38,706       531,156      1,361,093

Depreciation, Depletion and Valuation
Charged to Identifiable Assets
2003                                    $31,437         $8,686     $   -0-     $   1,299     $   41,422
2002                                     28,521         15,739         -0-         1,288         45,548

Capital Expenditures
2003                                    $29,964        $16,105     $   -0-     $   4,900     $   50,969
2002                                     30,360            -0-          90         1,411         31,861


NOTE 11 - OIL AND GAS ACTIVITIES

CAPITALIZED COSTS

Capitalized costs associated with oil and gas producing activities, excluding the Kansas pipeline, are as follows:

                                                    September 30,
                                              ---------------------------
                                                 2003            2002
                                              -----------     -----------
     Proved properties                        $ 1,018,337     $ 1,799,533
     Impairment allowance                        (352,579)       (934,448)
     Accumulated depreciation, depletion,
     and amortization                            (333,475)       (300,751)
                                              -----------     -----------
                    Net capitalized costs     $   332,283     $   564,334
                                              ===========     ===========

In the years ended September 30, 2003 and 2002, we recorded no impairments. The impairment allowance is based on a determination of the fair value of the property.

                                                                            F-20

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


COSTS INCURRED

Information relating to the Company's costs incurred in its oil and gas property acquisition, exploration, and development activities is summarized as follows:

                                                          September 30,
                                                      ---------------------

                                                         2003       2002
                                                      ---------    --------
     Acquisition of properties                        $  2,813     $   --

     Development costs                                  43,256       30,360
     Exploration costs                                    --           --
                                                      ---------    --------

             Total costs incurred                     $ 46,069     $ 30,360
                                                      =========    ========

For the year ended September 30, 2003, the Company conducted four workovers at a cost of $17,564. There were no exploration costs incurred for the years ended September 30, 2003 and 2002.

RESULTS OF OPERATIONS

Results of operations for oil and gas producing and pipeline activities are as follows:

                                                          September 30,
                                                      ---------------------
                                                        2003         2002
                                                      --------     --------

     Revenues                                         $481,206     $272,493
     Production and operating costs                   (187,575)    (177,231)
     Loss on abandonment of oil and gas
     property                                         (174,463)        --
     Depreciation and depletion                        (40,123)     (44,260)
                                                      --------     --------
     Results of operations                            $ 79,045     $ 51,002
                                                      ========     ========

UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of September 30, 2003 and 2002 were prepared by Dr. H. I. Bilgesu. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 11 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED OIL AND GAS RESERVE QUANTITIES (CONTINUED)

Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

       Changes in proved reserves                    (M BBLS)   (MMCF)
                                                      ------    ------

     Estimated quantity, September 30, 2001               16     1,533
     Revisions of previous estimate                        1       117
     Production                                         --         (99)
                                                      ------    ------

     Estimated quantity, September 30, 2002               17     1,551

     Revisions of previous estimate                      (17)     (429)
     Production                                         --         (95)
     Discoveries                                        --         313
     Purchase of reserves                               --         459
     Sales of reserves                                  --        (125)
                                                      ------    ------

     Estimated quantity, September 30, 2003             --       1,674
                                                      ======    ======



         Proved reserves at year end     Developed    Undeveloped    Total
         ---------------------------     ---------    -----------    -----
     Oil (M BBLS):
       September 30, 2003                    --            --          --
       September 30, 2002                    --            17          17

     Gas (MMCF):
       September 30, 2003                   784           890       1,674
       September 30, 2002                   909           642       1,551


UNAUDITED STANDARDIZED MEASURE

The following table presents a standardized measure of the discounted future net cash flows attributable to our proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 11 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED STANDARDIZED MEASURE CONTINUED)

Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas reserves and available net operating loss carryforwards. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money.

The following presents the unaudited principal components of the standardized measure of the discounted future net cash flows:
                                                                September 30,
                                                             ------------------
                                                               2003       2002
                                                             -------    -------
                                                               (in thousands)

     Future cash inflows                                     $ 5,177    $ 2,872
     Future production and development costs                  (2,766)    (1,334)
     Future income tax expense                                  (408)      --
                                                             -------    -------
     Future net cash flows                                     2,003      1,538

     10% annual discount for estimated timing of cash flows     (852)      (678)
                                                             -------    -------
     Standardized measure of discounted cash flows           $ 1,151    $   860
                                                             =======    =======

The following presents the unaudited principal source of the changes in the standardized measure of discounted future net cash flows:

                                                                Years ended
                                                               September 30,
                                                             ------------------
                                                               2003       2002
                                                             -------    -------
                                                              (in thousands)
     Standard measure of discounted future net cash flows:
            Beginning of year                                $   860    $   746
                                                             -------    -------
     Sales and transfers of oil and gas produced,
                  net of production costs                       (256)       (99)
     Net changes in prices and production costs and other        201        134
     Net changes due  to discoveries                             213       --
     Net changes due to acquisitions                             312       --
     Net changes due to sale of existing reserves                (85)      --
     Changes in future development costs                          60       --
     Revisions of previous quantity estimates                     68         66
     Other                                                      (177)       (62)
     Net change in income taxes                                 (131)      --
     Accretion of discount                                        86         75
                                                             -------    -------
                                                                 291        114
                                                             -------    -------
            End of year                                      $ 1,151    $   860
                                                             =======    =======

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 11 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED STANDARDIZED MEASURE CONTINUED)

The East Voss field located in Knox County, Texas was abandoned and a loss of $174,463 was recognized because the operator of the property has failed to conduct the necessary workovers and lease improvements to increase the production.

NOTE 12 - LEASES

We have an operating lease for a gas compressor that we use in our pipeline operation. Lease costs for the equipment amounted to $23,378 and $21,396 in fiscal 2003 and 2002, respectively. The lease is renewable on a month-to-month basis and is currently at a rate of $2,053 per month.

We maintain offices in Denver, Colorado, at a cost of $1,038 per month. Lease costs for the office space totaled $12,320 and $11,640, respectively, for the years ended September 30, 2003 and 2002, respectively. Future minimum lease payments total $12,456 and $3,114 for the years ending September 30, 2004 and 2005, respectively. The office lease expires December 30, 2004.

NOTE 13 - LITIGATION

On or about February 13, 2001, we filed suit against RME Petroleum Company, f/k/a Union Pacific Resources Company in U.S. District Court for the Southern District of Texas. We alleged that RME relinquished the lease to the Galvan Ranch without providing notice to us as was required in an agreement and in an operating agreement between the Company and RME. The case was settled on November 21, 2002 on terms which were acceptable to the Company.

NOTE 14 - RELATED PARTY TRANSACTIONS

As discussed in Note 4, a director of the Company is also a director and 9.5% shareholder of the Montana Mining Corp., which has signed an agreement to purchase the Company's Dobler mining property.

As of September 30, 2003 and 2002, we owed $3,558 and $2,480, respectively, to our president for reimbursement of expenses made on our behalf.

NOTE 15 - ASSET RETIREMENT OBLIGATION

Effective October 1, 2002, we adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires us to recognize an estimated liability for the plugging and abandonment of our gas wells. As of September 30, 2003, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No.
143. A liability for the fair value of an asset retirement obligation with a

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 15 - ASSET RETIREMENT OBLIGATION (CONTINUED)

corresponding increase in the carrying value of the related long- lived asset is recorded at the time a well is completed and ready for production. We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future an federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 7.5%. Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

Upon adoption of SFAS No. 143, we recorded a liability of $28,569, increased net oil and gas property by $23,454 and recognized a one-time cumulative effect of change in accounting principle of $5,115. We will amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells. A reconciliation of our liability for the year ended September 30, 2003 is as follows:

     Upon adoption at October 1, 2002            $28,569
     Liabilities incurred                          5,652
     Liabilities settled                          (4,670)
     Accretion expense                             1,792
     Revision to estimate                            -0-
                                                 -------
     Asset retirement obligation as of
     September 30, 2003                          $31,343
                                                 =======

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 15 - ASSET RETIREMENT OBLIGATION (CONTINUED)

     The following unaudited pro forma information has been prepared to give effect to the adoption of SFAS No. 143 as if it had been adopted on October 1, 2002. The effect on fiscal year 2001 is considered immaterial.


                                            Year Ended
                                          September 30,
                                               2002

     Net (loss) income
          As reported                            $  (89,153)
          Accretion of
          retirement
          obligation (net
          of tax)                                    (5,115)
                                                 ----------
          Pro forma                              $  (94,268)
                                                 ==========

     Basic net income (loss)
     per common share:
          As reported                            $    (.02)
          Pro forma                              $    (.02)
     Diluted net income (loss)
     per common share:
          As reported                            $    (.02)
          Pro forma                              $    (.02)

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  MONUMENT RESOURCES, INC.




Date:  December 16, 2003        By:  /s/  A.G. Foust
                                   -------------------------------
                                          A.G. Foust, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signature                       Title                          Date
---------                       -----                          ----

/s/  A.G. Foust                 President (Chief Executive     December 16, 2003
------------------------        Officer, Principal Financial
     A.G. Foust                 and Accounting Officer
                                and Director)


/s/  Stewart A. Jackson         Director                       December 16, 2003
------------------------
     Stewart A. Jackson


/s/  John J. Womack             Director                       December 16, 2003
------------------------
     John J. Womack