Form 10QSB
period 2003-12-31
MONUMENT RESOURCES INC
filed 2004-02-13
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from                to
                                       --------------    ---------------

                        Commission file number 033-15528


                            MONUMENT RESOURCES, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

           Colorado                                               84-1028449
 -----------------------------                                -----------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,569,000 shares of common stock were outstanding at February 13, 2004.

Transitional Small Business Disclosure Format (Check One):

                             Yes          No  X
                                -----       -----

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.            FINANCIAL INFORMATION

     Item 1.       Condensed Consolidated Balance Sheets as of              2
                   December 31, 2003 and September 30, 2003

                   Condensed Consolidated Statements of Operations          4
                   for the Three Months ended
                   December 31, 2003 and 2002

                   Condensed Consolidated Statements of Cash Flows          5
                   for the Three Months ended
                   December 31, 2003 and 2002

                   Notes to Consolidated Financial Statements               6

     Item 2.       Management's Discussion and Analysis of                 13
                   Financial Condition and Results of Operations

     Item 3.       Controls and Procedures                                 16

PART II.           OTHER INFORMATION

                   Signatures                                              18

                   Exhibits                                                19



Item 1. Financial Statements.


                       MONUMENT RESOURCES, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                       December 31,     September 30,
                                                           2003             2003
                                                       (Unaudited)        (Audited)
                                                        ----------       ----------
Current assets
         Cash and cash equivalents                      $   69,380       $  124,099
         Investment in securities, at market               571,902          578,138
         Account receivable                                 50,789           37,826
         Prepaid expenses                                   11,733           16,198
                                                        ----------       ----------

Total current assets                                       703,804          756,261
                                                        ----------       ----------

Mineral properties                                          33,706           33,706
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depletion                      363,448          332,283

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                        164,829          167,628
         Property and equipment, net of
           accumulated depreciation                         38,955           40,780
                                                        ----------       ----------

Net property and equipment                                 203,784          208,408

Investments in securities, at market                        33,194          17,918
                                                        ----------       ----------

Total assets                                            $1,337,936       $1,348,576
                                                        ==========       ==========


See Notes to Consolidated Financial Statements.

                                         2



Item 1.  Financial Statements. (Continued)


                      MONUMENT RESOURCES, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31,     September 30,
                                                        2003             2003
                                                     (Unaudited)       (Audited)
                                                     -----------      -----------
Current liabilities
         Accounts payable and accrued expenses       $    30,167      $    59,281
                                                     -----------      -----------

Asset retirement obligation                               31,343           31,343
                                                     -----------      -----------

Total liabilities                                         61,510           90,624
                                                     -----------      -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued                      --               --
Common Stock, no par value, authorized
         10,000,000 shares; 4,569,000 issued
         and outstanding on December 31, 2003
         and September 30, 2003                        3,148,018        3,148,018
Accumulated deficit                                   (1,904,383       (1,913,817)
Unrealized gain on investment in securities               32,791           23,751
                                                     -----------      -----------

Total stockholders' equity                             1,276,426        1,257,952
                                                     -----------      -----------

Total liabilities and stockholders' equity           $ 1,337,936      $ 1,348,576
                                                     ===========      ===========


See Notes to Consolidated Financial Statements.

                                        3

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           Three Months Ended
                                                               December 31,
                                                            2003         2002
                                                         -----------------------

Revenue
         Oil and gas sales                               $   77,882   $   78,595
         Pipeline income                                     46,734       49,852
         Interest and other                                   6,385        3,377
         Gain on securities sale                              2,024         --
                                                         ----------   ----------

                  Total revenue                             133,025      131,824
                                                         ----------   ----------

Expenses
         Oil and gas operating expense                       12,114       20,857
         Pipeline operating expense                          37,052       31,777
         General and administrative                          64,700       57,910
         Depletion, depreciation and amortization             9,725       11,900
                                                         ----------   ----------

                  Total expenses                            123,591      122,444
                                                         ----------   ----------

Operating income                                              9,434        9,380
Legal settlement                                               --         68,740
                                                         ----------   ----------

Net income                                               $    9,434   $   78,120
                                                         ==========   ==========

Basic income per common share                            $     --     $      .02
                                                         ==========   ==========
Diluted income per common share                          $     --     $      .02
                                                         ==========   ==========
Weighted average number of shares outstanding             4,569,000    4,869,000
                                                         ==========   ==========

Diluted weighted average number of shares outstanding     4,866,620    5,006,720
                                                         ==========   ==========


See Notes to Consolidated Financial Statements.



Item 1.  Financial Statements. (Continued)

                         MONUMENT RESOURCES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)



                                                                  Three Months Ended
                                                                     December 31,
                                                                   2003        2002
                                                                ----------------------
Cash flows from operating activities:
Net income                                                      $   9,434    $  78,120
Adjustment to reconcile net income (loss) to net
   cash provided by operating activities:
         Depreciation, depletion and amortization                   9,725       11,900
         Gain on sale of securities                                (2,024)        --
Changes in operating assets and liabilities:
         Decrease in prepaid expense                                4,465        5,993
         (Increase) decrease in accounts
         receivable                                               (12,963)      40,333
         Increase (decrease) in accounts payable
         and accrued expense                                      (29,114)      21,276
                                                                ---------    ---------

Net cash flow provided (used) by operations                       (20,477)     157,622
                                                                ---------    ---------

Cash flows from investing activities:

Proceeds from sale of investment securities                         2,024         --
Additions to oil and gas properties                               (36,266)      (6,826)
Purchase of investment securities                                    --       (100,000)
                                                                ---------    ---------

Net cash flows (used) by
   investing activities                                           (34,242)    (106,826)
                                                                ---------    ---------

Net increase (decrease) in cash                                   (54,719)      50,796

Cash and cash equivalents at beginning of period                  124,099       54,064
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $  69,380    $ 104,860
                                                                =========    =========


                        Schedule of Non-cash Investing Activities
                        -----------------------------------------

Increase (decrease) in unrealized gain
      on securities available for sale                          $   9,040    $ (29,555)
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

BASIS OF PRESENTATION

     The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended September 30, 2003.

     Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended September 30, 2003.

CONSOLIDATION

     The accompanying condensed consolidated financial statements include the accounts of our Company, and our wholly owned Kansas subsidiary, COG Transmission Corporation. All inter-company transactions and balances have been eliminated in consolidation.



Item 1.  Financial Statements. (Continued)

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

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings per share for the three months ended:

                                                                   December 31,
                                  --------------------------------------------------------------------------
                                                   2003                                2002
                                                              Per                                    Per
                                     Net                     Share        Net                       Share
                                   Income       Shares       Amount       Income       Shares       Amount
                                 ----------   ----------   ----------   ----------   ----------   ----------
Basic earnings per share:
     Net income (loss)
     and share amounts           $    9,434    4,569,000   $     --    $    78,120    4,869,000   $      .02

Dilutive securities:
     Stock options                     --        297,620         --           --        137,720         --
                                 ----------   ----------   ----------   ----------   ----------   ----------



Diluted earnings per share:
     Net income and
      assumed share conversion   $    9,434    4,866,620   $     --     $   78,120    5,006,720   $      .02
                                 ==========   ==========   ==========   ==========   ==========   ==========

                                                     7

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

INCOME TAXES

     We have made no provision for income taxes for the three-month period ended December 31, 2003 since the net income will be offset by net operating loss carryforwards. We had approximately $1,417,260 of such carryforwards at September 30, 2003.

ASSET RETIREMENT OBLIGATIONS

     On October 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has adopted SFAS 143 and recorded its estimated obligations. Quarterly accretion is not material.

OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets, " which discontinues the

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

OTHER INTANGIBLE ASSETS (continued)

practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The oil and gas industry is currently discussing the appropriate balance sheet classification of oil and gas mineral rights held by lease or contract. We classify these assets as a component of oil and gas properties in accordance with our interpretation of SFAS No. 19 and common industry practice. There is also a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations", and, therefore, should be classified separately on the balance sheet as intangible assets.

     We did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 141. We believe our current accounting of such mineral rights as part of oil and gas properties is appropriate under the successful efforts method of accounting. However, if the accounting for mineral rights held by lease or contract is ultimately changed so that costs associated with mineral rights not held under fee title and pursuant to the guidelines of SFAS No. 141 are required to be classified as long term intangible assets, then the reclassified amount as of December 31, 2003 and June 30, 2003 (the end of our last completed fiscal year) would be approximately $1.6 million. We do not believe that the ultimate outcome of this issue will have a significant impact on our cash flows, results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

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

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 3 -- STOCK OPTIONS

         The following schedule summarizes information with respect to options granted under our equity plans:
                                        Number               Weighted Average
                                          of                 Exercise Price of
                                        Shares               Shares Under Plans
                                        ------               ------------------

Outstanding September 30, 2003         750,000                    $   .19
Granted                                   --                         --
Exercised                                 --                         --
Forfeited or expensed                     --                         --
                                       -------                    -------
Outstanding December 31, 2003          750,000                    $   .19
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

     During the three months ended December 31, 2003, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer of our gas transmission pipeline segment totaled $118,000, or approximately 95% of our revenues for the three months ended December 31, 2003.

     There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since the last annual report.



Item 1.  Financial Statements. (Continued)

NOTE 4 -- SEGMENT INFORMATION (CONTINUED

Segment information for the three months ended December 31, 2003 and 2002 is as following:

                           Oil and Gas         Pipeline       Mining        Corporate        Consolidated
                           -----------         --------       ------        ---------        ------------
Revenues
     2003                    $  77,882        $  46,734     $     --        $   8,409        $   133,025
     2002                       78,595           49,852           --            3,377            131,824

Income (Loss)
From Operations
     2003                    $  60,668       $    6,882     $     --        $ (58,116)       $     9,434
     2002                       48,738           15,175           --          (54,533)             9,380

Identifiable Assets
     2003                     $380,504         $237,517     $   33,706      $ 686,209        $ 1,337,936
     2002                      586,074          273,151         38,706        533,003          1,430,934

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2003                    $   5,100       $    2,800     $     --        $   1,825        $     9,725
     2002                        7,100            2,900           --            1,900             11,900

Capital Expenditures
     2003                     $ 36,266       $     --       $     --        $    --          $    36,266
     2002                        6,826             --             --             --                6,826

NOTE 5 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the quarter ended December 31, 2003, we conducted three workovers on existing gas wells. Indications are that the new wells will be productive and add to both our reserves and production volumes.

     During the quarter ended December 31, 2002, we acquired five gas wells near our pipeline system. Construction of from three to six miles of new pipeline will be required to connect the new wells. This construction has been delayed due to right-of-way complications and most likely will take place during the first half of 2004.

                                       12

Item 2.  Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     December 31, 2003 compared to September 30, 2003.

     At December 31, 2003, our current assets were $703,804 and current liabilities were $30,167 and we had positive working capital of $673,637 compared to current assets of $756,261 at September 30, 2003 and current liabilities of $59,281 at September 30, 2003, resulting in working capital at September 30, 2003 of $696,980. Our working capital decreased $23, 343, or 3.4% for several reasons.

     o Our current assets decreased approximately $52,500 because cash and cash equivalents decreased $54,719 from $124,099 to $69,380. Much of the decrease was due to workovers and capital expenditures relating to our Leavenworth, Kansas property. Approximately $36,000 was expended in the first quarter to perforate, hydraulic fracture treat and acidize zones in three wells. Investment in securities declined approximately $6,200 reflecting a slight decline in market value of bonds held for sale. Accounts receivable and prepaid expense increased approximately $8,500.

     o Our current liabilities decreased approximately $29,100 at December 31, 2003 to $30,167 from $59,281 at September 30, 2003. This decrease was primarily due to the completion of our three well workover program and the payment of the outstanding payables relating to that project.

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



Item 2.  Financial Statements (Continued)

RESULTS OF OPERATIONS

     Due to an increase in sales prices received for our gas and a decline in production volumes, revenue from our oil, gas and pipeline sales decreased for the three months ended December 31, 2003 when compared to the same period in 2002. While our production decreased 4%, the price received for our natural gas increased from an average of $2.37 per MCF for the three months ended December
31, 2002 compared to an average of $2.69 per MCF for the three months ended
December 31, 2003, a 13.5% increase. Oil and gas sales decreased 1%, or $713, from $78,595 to $77,882. Pipeline sales were $46,734 for the three months ended
December 31, 2003 and $49,852 for the three months ended December 31, 2002, a decrease of $3,118, or a 6.3% decrease due primarily to decreased gas sales.
Interest and Other of $6,385 increased from $3,377 primarily due to an increase in yield on bonds currently held when compared to the yield received from bonds that matured in fiscal 2002. A partial return of principal on one bond was redeemed for a gain of $2,024 for the three months ended December 31, 2003 compared to no sales or gain for the three months ended December 31, 2002. Oil and gas and pipeline operating costs remained relatively constant when comparing the three months ended December 31, 2003 to December 31, 2002.

     General and administrative expenses totaled $64,700 for the three months ended December 31, 2003, compared to $57,910 for the three-month period ended
December 31, 2002. The increase of $6,790 in general and administrative costs was primarily due to an increase in salaries paid to officers and employees.

CONTRACTUAL OBLIGATIONS

     We had only one contractual obligation as of December 31, 2003. The following table lists our significant liabilities at December 31, 2003:

                                                                   Payments Due by Period
                                                  Less than
Contractual Obligations                           1 year        2-3 years      4-5 years   After 5 years     Total
---------------------------                       ---------     ---------      ---------   -------------     -----
Operating leases                                   $12,456      $   -0-        $   -0-     $         -0-     $12,456
                                                   -------      -------        -------     -------------     -------

Total contractual cash obligations                 $12,456      $   -0-        $   -0-     $         -0-     $12,456
                                                   =======      =======        =======     =============     =======

     We lease our corporate offices in Denver, Colorado under the terms of an operating lease, which expires on December 31, 2004. Yearly payments under the lease are $12,456.

     We have an operating lease on a gas compressor that we use in our pipeline operation. The lease is renewable on a month-to-month basis at a rate of $2,053 per month or $24,640 per year.

                                       14

CONTRACTUAL OBLIGATIONS (CONTINUED)

     We also lease a compressor site from a third party. We can cancel the lease upon thirty - day written notice. The lease payment for the calendar year 2004 is $8,000 and was paid in January 2004. If we elect to continue the lease in 2005, the lease payment for that year will be $9,000.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Our management evaluated, with the participation of our chief executive and financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive and financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                          PART II -- OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS.

          N/A

ITEM 2.   CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
          PURCHASES OF SECURITIES.

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



                                            MONUMENT RESOURCES, INC.
                                            (Registrant)


Date:  February 13, 2004                    By:  /s/  A.G. Foust
                                               --------------------------------
                                                      A.G. Foust, President
                                                      (Chief Executive Officer,
                                                      Principal Financial and
                                                      Accounting Officer) and
                                                      a Director

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