Form 10QSB
period 2004-03-31
MONUMENT RESOURCES INC
filed 2004-05-14
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                to
                                        --------------    ---------------
Commission file number   033-15528
                      ------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,569,000 shares of common stock were outstanding at May 12, 2004.

Transitional Small Business Disclosure Format (Check One):

                                   Yes     No  X
                                      -----  -----

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I.           FINANCIAL INFORMATION

     Item 1.      Condensed Consolidated Balance Sheets as of               2
                  March 31, 2004 and September 30, 2003

                  Condensed Consolidated Statements of Operations           4
                  for the Three Months and Six Months ended
                  March 31, 2004 and 2003

                  Condensed Consolidated Statements of Cash Flows           5
                  for the Six Months ended
                  March 31, 2004 and 2003

                  Notes to Condensed Consolidated Financial Statements      6

     Item 2.      Management's Discussion and Analysis of                  13
                  Financial Condition and Results of Operations

     Item 3.      Controls and Procedures                                  16

PART II.          OTHER INFORMATION

                  Signatures                                               18

                  Exhibits                                                 19

Item 1. Financial Statements.


                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      March 31,    September 30,
                                                        2004           2003
ASSETS                                               (Unaudited)
------                                                ----------    ----------
Current assets
         Cash and cash equivalents                    $   70,672    $  124,099
         Investment in securities, at market             567,871       578,138
         Accounts receivable                              54,649        37,826
         Prepaid expenses                                  7,268        16,198
                                                      ----------    ----------

Total current assets                                     700,460       756,261
                                                      ----------    ----------

Mineral properties                                        33,706        33,706
                                                      ----------    ----------
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depletion                    418,761       332,283
                                                      ----------    ----------

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                      162,028       167,628
         Property and equipment, net of
           accumulated depreciation                       38,731        40,780
                                                      ----------    ----------

Net property and equipment                               200,759       208,408
                                                      ----------    ----------

Investments in securities, at market                      20,548        17,918
                                                      ----------    ----------

Total assets                                          $1,374,234    $1,348,576
                                                      ==========    ==========


See Notes to Condensed Consolidated Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       March 31,   September 30,
                                                         2004          2003
LIABILITIES AND STOCKHOLDERS' EQUITY                 (Unaudited)
------------------------------------                 -----------    -----------

Current liabilities
         Accounts payable and accrued expenses       $    38,617    $    59,281
                                                     -----------    -----------

Asset retirement obligation                               31,343         31,343
                                                     -----------    -----------

Total liabilities                                         69,960         90,624
                                                     -----------    -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued                      --             --
Common Stock, no par value, authorized
         10,000,000 shares; 4,569,000 issued
         and outstanding on March 31, 2004
         and September 30, 2003                        3,148,018      3,148,018
Accumulated deficit                                   (1,864,331)    (1,913,817)
Unrealized gain on investment in securities               20,587         23,751
                                                     -----------    -----------

Total stockholders' equity                             1,304,274      1,257,952
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 1,374,234    $ 1,348,576
                                                     ===========    ===========


See Notes to Condensed Consolidated Financial Statements.



Item 1.  Financial Statements. (Continued)


                                    MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)



                                                               Three Months                Six Months
                                                              Ended March 31,            Ended March 31,
                                                              --------------             --------------
                                                           2004           2003          2004          2003
                                                        -----------    -----------   -----------   -----------
         Oil and gas sales                              $    94,202    $   113,035   $   172,084   $   191,630
         Pipeline income                                     43,947         39,733        90,681        89,585
         Interest and other                                   9,391          4,751        15,776         8,128
         Gain (loss) on securities sale                        (749)           106         1,275           106
                                                        -----------    -----------   -----------   -----------
                  Total                                     146,791        157,625       279,816       289,449
                                                        -----------    -----------   -----------   -----------

Expenses
         Oil and gas operating expense                       12,603         10,616        24,717        31,473
         Pipeline operating expense                          41,185         38,324        78,237        70,101
         General and administrative                          43,226         39,555       107,926        97,465
         Depletion, depreciation and amortization             9,725         10,900        19,450        22,800
                                                        -----------    -----------   -----------   -----------

                  Total                                     106,399         99,395       230,330       221,839
                                                        -----------    -----------   -----------   -----------

Income from operations                                       40,052         58,230        49,486        67,610
Legal settlement                                               --            5,115          --          73,855
                                                        -----------    -----------   -----------   -----------

Net income                                              $    40,052    $    63,345   $    49,486   $   141,465
                                                        ===========    ===========   ===========   ===========
Basic income per common share                           $       .01    $       .01   $       .01   $       .03
                                                        ===========    ===========   ===========   ===========
Diluted income per common share                         $       .01    $       .01   $       .01   $       .03
                                                        ===========    ===========   ===========   ===========
Weighted average number of shares outstanding             4,569,000      4,869,000     4,569,000     4,869,000
                                                        ===========    ===========   ===========   ===========

Diluted weighted average number of shares outstanding     4,893,627      5,062,940     4,893,627     5,062,940
                                                        ===========    ===========   ===========   ===========


See Notes to Condensed Consolidated Financial Statements.

                                                      4



Item 1.  Financial Statements. (Continued)


                          MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)



                                                               Six Months Ended March 31,
                                                                  2004         2003
                                                                ---------    ---------
Cash flows from operating activities:
Net income                                                      $  49,486    $ 141,465
Adjustment to reconcile net income to net
   cash provided by operating activities:
         Depreciation, depletion and amortization                  19,450       22,800
         Gain on sale of securities                                (1,275)        (106)
Changes in operating assets and liabilities:
          Decrease in prepaid expense                               8,930        8,142
         (Increase) decrease in accounts receivable               (16,823)      15,068
         Increase (decrease) in accounts payable
         and accrued expenses                                     (20,664)       8,502
                                                                ---------    ---------

Net cash flow provided by operations                               39,104      195,871
                                                                ---------    ---------

Cash flows from investing activities:

Proceeds from sale of investment securities                       105,748      160,000
Additions to oil and gas properties                               (96,678)      (7,601)
Additions to office equipment                                      (1,601)      (4,900)
Purchase of investment securities                                (100,000)    (300,000)
                                                                ---------    ---------

Net cash flows (used) by
   investing activities                                           (92,531)    (152,501)
                                                                ---------    ---------

Net increase (decrease) in cash                                   (53,427)      43,370

Cash and cash equivalents at beginning of period                  124,099       54,064
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $  70,672    $  97,434
                                                                =========    =========

                    Schedule of Non-cash Investing Activities
                    -----------------------------------------

Decrease in unrealized gain
         on securities available for sale                       $  (3,164)   $ (22,992)
                                                                =========    =========


See Notes to Condensed Consolidated Financial Statements

                                           5

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited. However, in our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended September 30, 2003.

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

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings per share for the six months ended:

                                                                       March 31,
                                    ---------------------------------------------------------------------------
                                                     2004                                   2003
                                    ---------------------------------         ---------------------------------
                                                                Per                                      Per
                                       Net                     Share            Net                      Share
                                     Income         Shares     Amount          Income      Shares        Amount
                                     ------         ------     ------          ------      ------        ------
Basic earnings per share:
     Net income
     and share amounts              $49,486       4,569,000     $ .01         $141,465    4,869,000      $ .03

Dilutive securities:
     Stock options                                  324,627                                193,940
                                    -------         -------     -----         --------     -------       -----

Diluted earnings per share:
     Net income and
      assumed share conversion      $49,486       4,893,627     $ .01         $141,465    5,062,940      $ .03
                                    =======       =========     =====         ========    =========      =====


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

OIL AND GAS PROPERTIES

     We follow the successful efforts method of accounting for oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped and unproved properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Developed and proved properties are periodically assessed under the accounting rules of SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.


INCOME TAXES

     We have made no provision for income taxes for the six-month period ended March 31, 2004 since the pre-tax accounting income will be offset by net operating loss carryforwards. We had approximately $1,417,260 of such carryforwards at September 30, 2003.


ASSET RETIREMENT OBLIGATIONS

     We have adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has adopted SFAS No. 143 and recorded its estimated obligations. Quarterly accretion is not material.

OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

OTHER INTANGIBLE ASSETS (CONTINUED)

eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The oil and gas industry is currently discussing the appropriate balance sheet classification of oil and gas mineral rights held by lease or contract. We classify these assets as a component of oil and gas properties in accordance with our interpretation of SFAS No. 19 and common industry practice. There is also a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations", and, therefore, should be classified separately on the balance sheet as intangible assets.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," are tangible assets and that they should be removed as examples of intangible assets in SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Position FAS Nos. 141-1 and 142-1. Historically, Evergreen has included the costs of such mineral rights as tangible assets, which is consistent with the EITF's consensus. As such, EITF 04-02 has not affected the Company's consolidated financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 -- STOCK OPTIONS

     The following schedule summarizes information with respect to options granted under our equity plans:

                                     Number              Weighted Average
                                       of               Exercise Price of
                                     Shares             Shares Under Plans
                                     ------             ------------------

Outstanding September 30, 2003       750,000                    $.19
Granted                                 --                        --
Exercised                               --                        --
Forfeited or expensed                   --                        --
                                     -------                    ----
Outstanding March 31, 2004           750,000                    $.19
                                     =======                    ====

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

     Our oil and gas segment derives its revenues from the sale of oil and gas. Our mining segment receives its revenues primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that we have originated. Corporate income is primarily derived from interest income on our funds held in money market accounts and the sale of securities. Our pipeline segment derives revenue from the sale of natural gas from our gas fields in Leavenworth County, Kansas.

     During the six months ended March 31, 2004, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer of our gas transmission pipeline segment totaled $160,100, or approximately 92% of our revenues for the six months ended March 31, 2004.

     There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since the last annual report.



Item 1.  Financial Statements. (Continued)

NOTE 4 -- SEGMENT INFORMATION (CONTINUED)

Segment information for the six months ended March 31, 2004 and 2003 is as following:

                           Oil and Gas         Pipeline       Mining       Corporate        Consolidated
                           -----------         --------       ------       ---------        ------------
Revenues
     2004                    $ 172,084        $  90,681        $    --      $  17,051        $   279,816
     2003                      191,630           89,585             --          8,234            289,449

Income (Loss)
From Operations
     2004                    $ 137,167        $   6,844        $    --      $ (94,525)       $   49,486
     2003                      146,057           14,584             --        (19,176)          141,465

Identifiable Assets
     2004                    $ 423,884        $ 211,554        $  33,706    $ 705,090        $ 1,374,234
     2003                      583,201          296,063           38,706      570,096          1,488,066

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2004                    $  10,200        $   5,600        $    --      $   3,650        $    19,450
     2003                       14,100            4,900             --          3,800             22,800

Capital Expenditures
     2004                    $  96,678        $    --          $    --      $   1,601        $    98,279
     2003                        7,601             --               --          4,900             12,501

NOTE 5 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the quarter ended March 31, 2004, we converted an existing gas well into a water disposal well. This disposal well will enable us to produce a number of gas wells in the area which also produce some water. Prior to the well conversion, the water had to be hauled nearly 20 miles to our other disposal well.

     During the quarter ended December 31, 2002, we acquired five gas wells near our pipeline system. Construction of from three to six miles of new pipeline will be required to connect the new wells. This construction has been delayed due to right-of-way complications and most likely will take place during the summer of 2004.

                                       12

Item 2.  Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     March 31, 2004 compared to September 30, 2003.

     At March 31, 2004, our current assets were $700,460 and current liabilities were $38,617 and we had positive working capital of $661,843 compared to current assets of $756,261 at September 30, 2003 and current liabilities of $59,281 at September 30, 2003, resulting in working capital at September 30, 2003 of $696,980. Our working capital decreased $35,137, or 5% for several reasons.

     o Our current assets decreased approximately $55,800 mostly because cash and cash equivalents decreased $53,400 from $124,100 to $70,700. Much of the decrease was due to workovers and capital expenditures relating to our Leavenworth, Kansas property. Approximately $97,000 was expended in the last six months to perforate, hydraulic fracture treat and acidize zones in three wells. Investment in securities declined approximately $10,300 reflecting a slight decline in market value of bonds held for sale. Accounts receivable and prepaid expense increased approximately $7,900.

     o Our current liabilities decreased approximately $20,700 at March 31, 2004 to $38,600 from $59,300 at September 30, 2003. This decrease was primarily due to the completion of our three well workover program and the payment of the outstanding payables relating to that project.

     At the present time, our primary source of cash for operations and exploration is our current working capital, cash that can be raised by selling shares held for investment or our investment in U.S. government sovereign agency securities and other corporate bonds and funds derived from our oil and gas operations. We have in the past, and plan in the future, to rely on joint venture partners or equity funding to supply some of the funds needed to evaluate and develop our properties. Any inability we may have to raise additional capital through a stock offering, to liquidate our securities holdings or obtain third party funding may limit development of most of our properties.

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

RESULTS OF OPERATIONS

     Due to a decrease in the average sales price received for our gas and a small decline in production volumes, revenue from our oil, gas and pipeline sales decreased for the six months ended March 31, 2004 when compared to the same period in 2003. While our oil and gas production decreased 6%, the price received for our natural gas decreased from an average of $3.38 per MCF for the six months ended March 31, 2003 compared to an average of $3.14 per MCF for the six months ended March 31, 2004, a 7% decrease. Oil and gas sales decreased 10%, or $19,546, from $191,630 to $172,084. Pipeline sales were $90,681 for the six months ended March 31, 2004 and $89,585 for the six months ended March 31, 2003, an increase of $1,096, or 1.2%, due to a slight increase in prices. Interest and other revenue of $15,776 for the six months ended March 31, 2004 increased from $8,128 for the six months ended March 31, 2003 primarily due to an increase in yield on bonds currently held when compared to the yield received from bonds that matured in fiscal 2003. A bond was called and a gain of $1,275 was realized for the six months ended March 31, 2004 compared to $106 gain for the six months ended March 31, 2003. Oil and gas and pipeline operating costs remained relatively constant when comparing the six months ended March 31, 2004 to March 31, 2003.

     General and administrative expenses totaled $107,926 for the six months ended March 31, 2004, compared to $97,465 for the six-month period ended March 31, 2003. The increase of $10,461 in general and administrative costs was primarily due to an increase in salaries paid to officers and employees.

     Due to a decrease in the average sales price received for our gas and a small decline in production volumes, revenue from our oil, gas and pipeline sales decreased for the three months ended March 31, 2004 when compared to the same period in 2003. While our oil and gas production decreased , the price received for our natural gas decreased from an average of $4.60 per MCF for the three months ended March 31, 2003 compared to an average of $3.58 per MCF for the three months ended March 31, 2004, a 22% decrease. Oil and gas sales decreased $18,833, from $113,025 to $94,202. Pipeline sales were $43,947 for the three months ended March 31, 2004 and $39,733 for the three months ended March 31, 2003, an increase of $4,214, or 10.6%, increase due primarily to increased gas prices. Interest and other revenue of $9,391 for the three months ended March 31, 2004 increased from $4,751 for the three months ended March 31, 2003 primarily due to an increase in yield on bonds currently held when compared to the yield received from bonds that matured in fiscal 2003. A bond was reclassified as a return of principle from sale of bonds resulting in a loss of $749 for the three months ended March 31, 2004 compared to $106 gain for the three months ended March 31, 2003. Oil and gas and pipeline operating costs increased 18.7% and 7.5%, respectively, primarily due to salary and fuel increases when comparing the three months ended March 31, 2004 to March 31, 2003.

     General and administrative expenses totaled $43,226 for the three months ended March 31, 2004, compared to $39,555 for the three-month period ended March 31, 2003. The increase of $3,921, or 9.3%, in general and administrative costs was primarily due to an increase in salaries paid to officers and employees.



Item 2.  Financial Statements (Continued)

RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS

     We had only one contractual obligation as of March 31, 2004. The following table lists our significant liabilities at March 31, 2004:

                                                                         Payments Due by Period
                                                 Less than
Contractual Obligations                            1 year        2-3 years   4-5 years   After 5 years     Total
----------------------------------                --------      ----------   ---------   -------------    -------
Operating leases                                  $  9,342      $      -0-   $     -0-   $         -0-    $ 9,342
                                                  --------      ----------   ---------   -------------    -------

Total contractual cash obligations                $  9,342      $      -0-   $     -0-   $         -0-    $ 9,342
                                                  ========      ==========   =========    ============    =======

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

Reserve Estimates:

     Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure.
The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows

                                       15

Reserve Estimates (Continued):

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

                  N/A

ITEM 5.  OTHER INFORMATION.

                  N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit 31.1 -- Certification of Chief Executive and Financial Officer
                         under Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 -- Certification of the Chief Executive and Financial
                         Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K. None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MONUMENT RESOURCES, INC.
                                            (Registrant)


Date:  May 12, 2004                         By:  /s/  A.G. Foust
                                               --------------------------------
                                                      A.G. Foust, President
                                                      (Chief Executive Officer,
                                                      Principal Financial and
                                                      Accounting Officer) and
                                                      a Director

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