Form 10QSB
period 2004-06-30
MONUMENT RESOURCES INC
filed 2004-08-13
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,569,000 shares of common stock were outstanding at August 12, 2004.

Transitional Small Business Disclosure Format (Check One):

                                 Yes      No  X
                                    -----   -----

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.       FINANCIAL INFORMATION

   Item 1.    Condensed Consolidated Balance Sheets as of                    2
              June 30, 2004 and September 30, 2003

              Condensed Consolidated Statements of Operations                4
              and Comprehensive income for the Three Months and Nine Months ended June 30, 2004 and 2003

              Condensed Consolidated Statements of Cash Flows                5
              for the Nine Months ended June 30, 2004 and 2003

              Notes to Condensed Consolidated Financial Statements           6

   Item 2.    Management's Discussion and Analysis of                       14
              Financial Condition and Results of Operations

   Item 3.    Controls and Procedures                                       18

PART II.      OTHER INFORMATION                                             19

              Signatures                                                    20

              Exhibit Index                                                 21

Item 1. Financial Statements.


                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     June 30,    September 30,
                                                       2004          2003
ASSETS                                             (Unaudited)
------                                              ----------    ----------
Current assets
         Cash and cash equivalents                  $   61,815    $  124,099
         Investment in securities, at market           498,404       578,138
         Accounts receivable                            57,155        37,826
         Prepaid expenses                                2,803        16,198
                                                    ----------    ----------

Total current assets                                   620,177       756,261
                                                    ----------    ----------

Mineral properties                                      33,706        33,706
                                                    ----------    ----------
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depletion                  416,442       332,283
                                                    ----------    ----------

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                    159,329       167,628
         Property and equipment, net of
           accumulated depreciation                    112,592        40,780
                                                    ----------    ----------

Net property and equipment                             271,921       208,408
                                                    ----------    ----------

Investments in securities, at market                    18,558        17,918
                                                    ----------    ----------

Total assets                                        $1,360,804    $1,348,576
                                                    ==========    ==========


See Notes to Condensed Consolidated Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       June 30,    September 30,
                                                        2004           2003
LIABILITIES AND STOCKHOLDERS' EQUITY                 (Unaudited)
------------------------------------                 -----------    -----------

Current liabilities
         Accounts payable and accrued expenses       $    26,488    $    59,281
                                                     -----------    -----------

Asset retirement obligation                               31,343         31,343
                                                     -----------    -----------

Total liabilities                                         57,831         90,624
                                                     -----------    -----------

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued                      --             --
Common Stock, no par value, authorized
         10,000,000 shares; 4,569,000 issued
         and outstanding on June 30, 2004
         and September 30, 2003                        3,148,018      3,148,018
Accumulated deficit                                   (1,851,785)    (1,913,817)
Unrealized gain on investment in securities                6,740         23,751
                                                     -----------    -----------

Total stockholders' equity                             1,302,973      1,257,952
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 1,360,804    $ 1,348,576
                                                     ===========    ===========


See Notes to Condensed Consolidated Financial Statements.



Item 1.  Financial Statements. (Continued)


                                       MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             AND COMPREHENSIVE INCOME
                                                    (UNAUDITED)



                                                               Three Months                 Nine Months
                                                              Ended June 30,               Ended June 30,
                                                              -------------                --------------
                                                            2004          2003           2004           2003
                                                            ----          ----           ----           ----
Revenue
         Oil and gas sales                              $    86,103    $    72,909    $   258,187    $   264,539
         Pipeline income                                     37,221         30,609        127,902        120,194
         Interest and other                                   5,673          3,623         21,449         11,751
         Gain (loss) on securities sale                      (1,100)         1,396            175          1,502
                                                        -----------    -----------    -----------    -----------
                  Total                                     127,897        108,537        407,713        397,986
                                                        -----------    -----------    -----------    -----------

Expenses
         Oil and gas operating expense                       16,073         14,243         40,790         45,716
         Pipeline operating expense                          37,837         25,342        116,074         95,443
         General and administrative                          51,966         38,255        159,892        135,720
         Depletion, depreciation and amortization             9,475         11,300         28,925         34,100
                                                        -----------    -----------    -----------    -----------

                  Total                                     115,351         89,140        345,681        310,979
                                                        -----------    -----------    -----------    -----------

Income from operations                                       12,546         19,397         62,032         87,007
Legal settlement                                               --             --             --           73,855
                                                        -----------    -----------    -----------    -----------

Net income                                                   12,546         19,397         62,032        160,862

Change in unrealized gain on securities held for sale       (13,847)        (1,038)       (17,011)       (24,030)
                                                        -----------    -----------    -----------    -----------

Other comprehensive income (loss)                       $    (1,301)   $    18,359    $    45,021    $   136,832
                                                        ===========    ===========    ===========    ===========

Basic income per common share                           $      --      $      --      $       .01    $       .03
                                                        ===========    ===========    ===========    ===========

Diluted income per common share                         $      --      $      --      $       .01    $       .03
                                                        ===========    ===========    ===========    ===========

Weighted average number of shares outstanding             4,569,000      4,869,000      4,569,000      4,869,000
                                                        ===========    ===========    ===========    ===========

Diluted weighted average number of shares outstanding     4,887,182      5,109,789      4,887,182      5,109,789
                                                        ===========    ===========    ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                                                         4

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                               Nine Months
                                                              Ended June 30,
                                                            2004         2003
                                                            ----         ----

Cash flows from operating activities:
Net income                                               $  62,032    $ 160,862
Adjustment to reconcile net income to net
   cash provided by operating activities:
         Depreciation, depletion and amortization           28,925       34,100
         Gain on sale of securities                           (175)      (1,502)
Changes in operating assets and liabilities:
         Decrease in prepaid expense                        13,395       10,595
         (Increase) decrease in accounts receivable        (19,329)      53,834
         Increase (decrease) in accounts payable
         and accrued expenses                              (32,793)       2,741
                                                         ---------    ---------

Net cash flow provided by operations                        52,055      260,630
                                                         ---------    ---------

Cash flows from investing activities:

Proceeds from sale of oil and gas properties                  --         90,000
Proceeds from sale of investment securities                162,258      261,396
Additions to oil and gas properties                        (99,360)     (15,125)
Additions to equipment                                     (77,237)      (4,900)
Purchase of investment securities                         (100,000)    (449,875)
                                                         ---------    ---------
Net cash flows (used) by
   investing activities                                   (114,339)    (118,504)
                                                         ---------    ---------

Net increase (decrease) in cash                            (62,284)     142,126

Cash and cash equivalents at beginning of period           124,099       54,064
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  61,815    $ 196,190
                                                         =========    =========


                   Schedule of Non-cash Investing Activities
                   -----------------------------------------

Decrease in unrealized gain
         on securities available for sale                $ (17,011)   $ (24,030)
                                                         =========    =========


See Notes to Condensed Consolidated Financial Statements

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

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings per share for the six months ended:

                                                                       June   30,
                                    --------------------------------------------------------------------------
                                                   2004                                   2003
                                    ---------------------------------         --------------------------------
                                                                Per                                      Per
                                       Net                     Share           Net                       Share
                                    Income         Shares     Amount           Income      Shares        Amount
                                    ------         ------     ------           ------      ------        ------
Basic earnings per share:
     Net income
     and share amounts              $62,032       4,569,000     $ .01         $160,862    4,869,000      $ .03

Dilutive securities:
     Stock options                                  318,182                                 240,789
                                    -------         -------     -----         --------      -------      -----

Diluted earnings per share:
     Net income and
      assumed share conversion      $62,032       4,887,182     $ .01         $160,862    5,109,789      $ .03
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

INCOME TAXES

     We have made no provision for income taxes for the nine-month period ended June 30, 2004 since the pre-tax accounting income will be offset by net operating loss carryforwards. We had approximately $1,417,260 of such carryforwards at September 30, 2003.

INVESTMENT IN SECURITIES

     We follow SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, our investment in securities has been classified as available-for-sale because they are being held for an indefinite period of time. Under the available-for-sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains and losses recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations as of the end of each quarter. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The oil and gas industry is currently discussing the appropriate balance sheet classification of oil and gas mineral rights held by lease or contract. We classify these assets as a component of oil and gas properties in accordance with our interpretation of SFAS No. 19 and common industry practice. There is also a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations", and, therefore, should be classified separately on the balance sheet as intangible assets.

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

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

STOCK BASED COMPENSATION

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

NOTE 3 -- STOCK OPTIONS

         The following schedule summarizes information with respect to options granted under our equity plans:
                                      Number              Weighted Average
                                        of                Exercise Price of
                                      Shares              Shares Under Plans
                                      ------              ------------------

Outstanding September 30, 2003       750,000                    $.19
Granted                                 --                        --
Exercised                               --                        --
Forfeited or expensed                   --                        --
                                     -------                   -------
Outstanding June 30, 2004            750,000                    $.19
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

     During the nine months ended June 30, 2004, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer of our gas transmission pipeline segment totaled $241,438, or approximately 93.6% of our revenues for the nine months ended June 30, 2004.

     There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since the last annual report.



Item 1.  Financial Statements. (Continued)

NOTE 4 -- SEGMENT INFORMATION (CONTINUED)

Segment information for the nine months ended June 30, 2004 and 2003 is as follows:

                            Oil and Gas         Pipeline      Mining          Corporate      Consolidated
                            -----------         --------      ------          ---------      ------------
Revenues
     2004                   $  258,187         $  127,902   $     --         $   21,624       $  407,713
     2003                      264,539            120,194         --             13,253          397,986

Income (Loss)
From Operations
     2004                   $  202,197         $    3,578   $     --         $ (143,743)      $   62,032
     2003                      197,623             17,451         --            (54,212)         160,862

Identifiable Assets
     2004                   $  418,903         $  317,398   $   33,706       $  590,797       $1,360,804
     2003                      486,343            260,379       38,706          715,237        1,500,665

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2004                   $   15,200         $    8,250   $     --         $    5,475       $   28,925
     2003                       21,200              7,300         --              5,600           34,100

Capital Expenditures
     2004                   $   99,360         $   77,237   $     --         $     --         $  176,597
     2003                       15,125               --            --             4,900           20,025

NOTE 5 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the nine months ended June 30, 2004, we converted an existing gas well into a water disposal well. This disposal well will enable us to produce a number of gas wells in the area which also produce some water. Prior to the well conversion, the water had to be hauled nearly 20 miles to our other disposal well. Conversion of existing gas wells in the new disposal well area will take place over the next year.

     During the quarter ended December 31, 2002, we acquired five gas wells near our pipeline system. Construction of from three to six miles of new pipeline will be required to connect the new wells. This construction has been delayed due to right-of-way complications and is expected to take place during the fall and winter of 2004.

     During the quarter ended June 30, 2004, we purchased a workover rig at a cost of $70,000.

                                       12

NOTE 6 - COMPREHENSIVE INCOME

         Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments. We report the unrealized gain on the investment in securities in our Consolidated Balance Sheet. The table below details the changes during the nine months ended June 30, 2004 and 2003, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Three months ended June 30, 2004
--------------------------------
Accumulated other comprehensive income at March 31, 2004               $ 20,587

Change in unrealized gain on securities held for sale                   (13,847)

                                                                       --------
Accumulated other comprehensive income at June 30, 2004                $  6,740
                                                                       ========

Three months ended June 30, 2003
--------------------------------
Accumulated other comprehensive income at March 31, 2003               $ 23,753

Change in unrealized gain on securities held for sale                    (1,038)

                                                                       --------
Accumulated other comprehensive income at June 30, 2003                $ 22,715
                                                                       ========

Nine months ended June 30, 2004
-------------------------------
Accumulated other comprehensive income at September 30, 2003           $ 23,751

Change in unrealized gain on securities held for sale                   (17,011)

                                                                       --------
Accumulated other comprehensive income at June 30, 2004                $  6,740
                                                                       ========

Nine months ended June 30, 2003
-------------------------------
Accumulated other comprehensive income at September 30, 2002           $ 46,745

Change in unrealized gain on securities held for sale                   (24,030)

                                                                       --------
Accumulated other comprehensive income at June 30, 2003                $ 22,715
                                                                       ========

Item 2.  Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALTYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     June 30, 2004 compared to September 30, 2003.

     At June 30, 2004, our current assets were $620,177 and current liabilities were $26,488 and we had positive working capital of $593,689 compared to current assets of $756,261 at September 30, 2003 and current liabilities of $59,281 at September 30, 2003, resulting in working capital at September 30, 2003 of $696,980. Our working capital decreased $103,291, or 14.8% for several reasons.

     o Our current assets decreased approximately $136,000 mostly because cash and cash equivalents decreased $62,284 from $124,099 to $61,815. Much of the decrease was due to workovers and capital expenditures relating to our Leavenworth, Kansas property. Approximately $99,000 was expended in the last nine months to perforate, hydraulic fracture treat and acidize zones in three wells. We also acquired a workover rig, service truck and other support equipment for approximately $77,000 during the quarter ended June 30, 2004. This workover rig and equipment will enable us to conduct more timely servicing of our existing producing gas wells, as well as, give us flexibility in working over new gas wells to potentially enhance our near term and future production. In addition, we expect that our workover expenses will be slightly reduced by the use of our own equipment. Investment in securities declined approximately Investment in securities declined approximately $79,700 reflecting a slight decline in market value of bonds held for sale and the net sale of bonds of approximately $62,000 to finance the acquisition of our workover rig and support equipment. Accounts receivable and prepaid expense increased approximately $6,000.

     o Our current liabilities decreased approximately $32,800 at June 30, 2004 to $26,488 from $59,281 at September 30, 2003. This decrease was primarily due to the completion of our three well workover program and the payment of the outstanding payables relating to that project.

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

RESULTS OF OPERATIONS

Nine months ended June 30, 2004 compared to June 30, 2003

     Due to a decrease in the average sales price received for our gas and a small decline in production volumes, revenue from our oil, gas and pipeline sales decreased for the nine months ended June 30, 2004 when compared to the same period in 2003. While our oil and gas production decreased 2%, the price received for our natural gas decreased from an average of $3.43 per MCF for the nine months ended June 30, 2003 compared to an average of $3.35 per MCF for the nine months ended June 30, 2004, a 2.3% decrease. Oil and gas sales decreased 2%, or $6,352, from $264,539 to $258,187. Pipeline sales were $127,902 for the nine months ended June 30, 2004 and $120,194 for the nine months ended June 30, 2003, an increase of $7,708, or 6.4%, due to a slight increase in prices. Interest and other revenue of $21,449 for the nine months ended June 30, 2004 increased from $11,751 for the nine months ended June 30, 2003 primarily due to an increase in yield on bonds currently held when compared to the yield received from bonds that matured in fiscal 2003. A bond was called and we sold a bond for a gain of $175 which was realized for the nine months ended June 30, 2004 compared to $1,502 gain for the nine months ended June 30, 2003. Oil and gas and pipeline operating costs increased $13,192, or 9.3% from $141,159 to $154,359 when comparing the nine months ended June 30, 2004 to June 30, 2003. This increase was primarily due to an increase in field salaries and fuel costs.

     General and administrative expenses totaled $159,892 for the nine months ended June 30, 2004, compared to $135,720 for the nine-month period ended June 30, 2003. The increase of $24,172, or 17.8%, in general and administrative costs was primarily due to an increase in salaries paid to officers and employees, increased legal and travel expenses.

Three months ended June 30, 2004 compared to June 30, 2003

     Due to an increase in the average sales price received for our gas and an increase in production volumes, revenue from our oil, gas and pipeline sales increased for the three months ended June 30, 2004 when compared to the same period in 2003. While our oil and gas production increased , the price received for our natural gas also increased from an average of $3.58 per MCF for the three months ended June 30, 2003 compared to an average of $3.85 per MCF for the three months ended June 30, 2004, a 7.5% increase. Oil and gas sales increased



2. Financial Statements (Continued).

RESULTS OF OPERATIONS (CONTINUED)

$13,191, from $72,909 to $86,103. Pipeline sales were $37,221 for the three months ended June 30, 2004 and $30,609 for the three months ended June 30, 2003, an increase of $6,612, or 21.6%, increase due primarily to increased gas prices.
Production volumes also increased 1,796 MCF, or 9.2%, from 19,483 MCF to 21,279
MCF. Interest and other revenue of $5,673 for the three months ended June 30, 2004 increased from $3,623 for the three months ended June 30, 2003 primarily due to an increase in yield on bonds currently held when compared to the yield received from bonds that matured in fiscal 2003. Oil and gas and pipeline operating costs increased 36.2% primarily due to salary and fuel increases when comparing the three months ended June 30, 2004 to June 30, 2003.

     General and administrative expenses totaled $51,966 for the three months ended June 30, 2004, compared to $38,255 for the three-month period ended June
30, 2003. The increase of $13,711, or 35.8%, in general and administrative costs was primarily due to an increase in salaries paid to officers and employees, as well as increased legal and travel expense.

CONTRACTUAL OBLIGATIONS

         We had only one contractual obligation as of June 30, 2004. The following table lists our significant liabilities at June 30, 2004:

                                                                            Payments Due by Period
                                                  Less than
Contractual Obligations                            1 year        2-3 years   4-5 years   After 5 years     Total
-----------------------------                     ---------      ---------   ---------   -------------     -----

Operating leases                                  $  6,228       $     -0-   $     -0-   $         -0-     $ 6,228
                                                  --------       ---------   ---------   -------------     -------

Total contractual cash obligations                $  6,228      $      -0-   $     -0-   $         -0-     $ 6,228
                                                  ========      ==========   =========   =============     =======

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

                                       16

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

                                            MONUMENT RESOURCES, INC.
                                            (Registrant)


Date:  August 12, 2004                      By:  /s/  A.G. Foust
                                               --------------------------------
                                                      A.G. Foust, President
                                                      (Chief Executive Officer,
                                                      Principal Financial and
                                                      Accounting Officer) and a
                                                      Director

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