Form 10KSB
period 2004-09-30
MONUMENT RESOURCES INC
filed 2004-12-20
CIK 818468

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)
         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2004.

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         Commission file number     33-15528
                                   ----------

                            MONUMENT RESOURCES, INC.
            ---------------------------------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

             Colorado                                            84-102844
             --------                                            ---------
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

                           Yes     [ X ]       No      [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $494,463.

The Issuer had 4,569,000 shares of its Common Stock outstanding at December 14, 2004. Of these shares 2,827,638 are held by non-affiliated persons and the aggregate market value of such shares based on the bid price of the issuer's Common Stock on December 14, 2004 was approximately $706,910.

The Issuer's Common Stock is quoted on the OTC Bulletin Board -- Symbol MNMN.

Documents incorporated by reference: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item, in Item 2 under "Description of Properties" and "Oil and Gas Reserves.", and in Item 6 under "Management's Discussion and Analysis or Plan of Operations"

     (a) General Development Of Business. We were incorporated as Copper Mountain Ventures, Inc. under the laws of the State of Colorado on October 1, 1984. Our name was later changed to Monument Resource Development, Inc. and lastly, in June 1987 to Monument Resources, Inc.

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

     We own an interest in approximately 60 gas wells, a gas gathering system and related equipment in Leavenworth County, Kansas. We continue to evaluate and recomplete our gas wells to determine their potential for additional productivity. As of December 2004, our aggregate production capability is from 500 to 600 MCF of gas per day. We expect the daily production capability to increase with the recompletion of additional wells. We have been able to sell all our production during the winter months, but have been limited to from 200 to 250 MCFPD during the warmer months. In the fiscal year ended September 30, 2004, we purchased a workover rig and related equipment which we believe will enable us to workover our wells on a more timely basis.

     We analyze and evaluate a number of properties each year as a part of our business plan. If a property at any stage appears, based on management's criteria, to lack favorable parameters, we may decide that no further expenditures should be made. We would intend to abandon, sell, or otherwise dispose of unfavorable properties rather than incur significant holding costs.

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

     Our products during the fiscal year ended September 30, 2004, were crude oil, natural gas, and other petroleum products. Crude oil, natural gas, and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which producing wells are located. In the fiscal year ended September 30, 2004, crude oil and natural gas sales accounted for $468,000 or virtually all of our revenues. We received no mineral revenues during fiscal 2004.

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

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

     In the oil and gas segment of our business in the fiscal year ended September 30, 2004, one company purchased in excess of 92% of our total oil and gas production. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from us could most likely be replaced by another buyer.

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

     East Voss Waterflood - Knox County, Texas

     We acquired an interest in this property in April 1996. The property consists of approximately 330 acres of unitized oil and gas leases containing 21 oil and injection wells. As of July 1, 1999, we entered into an agreement to transfer operations of our East Voss property in Knox County, Texas. The agreement provided that the new operator would assume all the rights and obligations associated with the project in exchange for a cash payment of $10,000, future payments of $40,000 and a perpetual overriding royalty (ORR) interest of 7.5%. The purchaser failed to make a required $20,000 payment in January 2000. Hence, we instituted legal action to protect our rights. In June 2000, we settled our lawsuit against the purchasers of the East Voss property. The settlement, in general, provided that we would receive the full payment of $40,000 in three equal installments (including interest) on June 30, 2000, September 30, 2000 and December 31, 2000. The June 30, 2000 and the September 30, 2000 payments were received. As of April 2001, we received the discounted final payment of $12,500 and also received past royalties, which were owing of approximately $6,000. We are currently receiving payments for the ORR interest in the property. However, since the operator has not conducted the necessary workovers and lease improvements to increase production, we decided to abandon the property and recognize a loss of approximately $174,500 in fiscal 2003.

     Kimball County, Nebraska - Terrestrial Waterflood Unit

     During November 1995, we purchased interests in three producing oil wells in Kimball County, Nebraska for $22,000. Our net revenue interest in the three wells are 7.50%, 3.93% and 3.33%. These wells were drilled approximately 10 years ago and are currently generating approximately $1,500 per month net cash flow to us.

     In May 2004, the three Kimball County wells were unitized into a waterflood unit called the Terrestrial Field. Our share of the new unit is 1.198395% working interest and 0.970298% net revenue interest. Engineering projections indicate that the unit should show the results of water injection during our fiscal year ending September 30, 2005. Our share of the waterflood expenses is approximately $35,000.

MINING PROSPECT

     Dobler Gold Mine Prospect, Broadwater County, Montana

     We own a 100% interest in a certain mining property in Broadwater County, Montana, known as the Dobler Mine prospect. The prospect consists of 80 acres of fee simple land (including minerals) and mineral rights to 280 surrounding acres, which we acquired during 1989 by exercising an option we held.

     We believe that this property is prospective for gold and silver through either a high grade underground mine or a low grade open pit operation. Effective July 19, 2002, we optioned the property to Montana Mining Corp. for a total purchase price of $220,000. We received a $15,000 payment in September 2002 with an additional $5,000 option payment in September 2003. In addition, we retained a 3% Net Smelter Return Royalty on any minerals produced from the property. Montana Mining Corp. fulfilled its obligation to spend $30,000 on exploration prior to September 1, 2003 and, is obligated to spend an additional $30,000 on exploration prior to September 1, 2004. In August 2004, we agreed to extend the time to complete the exploration expenditures until January 1, 2005 for an additional payment of $5,000. As of December 14, 2004 we have not received an indication from Montana Mining Corp. as to whether they plan to exercise the option. There are no assurances that Montana Mining Corp. will make any additional payments or expenditures. If Montana Mining Corp. fails to comply with the option agreement we will have the property reassigned to us. Additionally, a director of our Company is also a director and 9.5% shareholder of Montana Mining Corp.

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

PRODUCTION INFORMATION

        NET PRODUCTION, AVERAGE SALES PRICE, AND AVERAGE PRODUCTION COSTS

     The table below sets forth our net quantities of oil and gas production for the fiscal years ended September 30, 2004 and 2003 and the average sales prices, average production costs, and direct lifting costs per unit of production.

                                                   Year Ended September 30,
                                                   ------------------------

         Net Production                          2004                      2003
         --------------                          ----                      ----

         Oil (BBLS)                               187                         27
         Gas (MCF)                             86,824                     95,238

         Average Sales Prices
         --------------------

         Oil (per BBL)                         $34.41                     $31.45
         Gas (per MCF)                           3.45                       3.30

         Average Production Cost
         -----------------------

         Per equivalent* MCF of gas              $.92                      $ .95

         Average Lifting Costs
         ---------------------

         Per equivalent* MCF of gas              $.60                      $ .62

     Production costs include all expenses, depreciation, depletion, and amortization, lease operating expenses and all associated taxes. Direct lifting costs do not include impairment expense, or depreciation, depletion and amortization.

*Equivalency assumes that one-barrel of oil equals 6 MCF of gas.

RESERVE INFORMATION

OIL AND GAS RESERVES

     Oil and gas reserves for our properties have been evaluated as of September 30, 2004 and 2003 by Dr. H.I. Bilgesu, P.E.

     Reserve calculations by independent petroleum engineers involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Those estimates are based on numerous factors, many of which are variable and uncertain. Reserve estimators are required to make numerous judgments based upon professional training, experience, and educational background. The extent and significance of the judgments in themselves are sufficient to render reserve estimates inherently imprecise. Since reserve determinations involve estimates of future events, actual production, revenues and operating expenses may not

OIL AND GAS RESERVES (CONTINUED)

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


ESTIMATED PROVED RESERVES

     The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended September 30, 2004 and 2003. See Note 11 to the Consolidated Financial Statements for required Securities and Exchange Commission disclosure.

  Proved Reserves
  ---------------
                                                      Oil (M BBLS)    Gas (MMCF)
                                                      -----------     ---------
  Estimated quantity, September 30, 2002                      17          1,551

  Revisions of previous estimates                            (17)           218
  Production                                                   -            (95)
                                                           -----          -----
  Estimated quantity, September 30, 2003                       -          1,674

  Discoveries                                                  -              -
  Purchased reserves                                           -              -
  Sale of reserves                                             -              -
  Revision of previous estimates                              20            192
  Production                                                   -            (87)

  Estimated quantity, September 30, 2004                      20          1,779
                                                     ===========       ========

                                      Developed         Undeveloped      Total
  Oil (M BBLS)
  September 30, 2004                          -              20            20
  September 30, 2003                          -               -             -

  Gas (MMCF)
  September 30, 2004                        755           1,024         1,779
  September 30, 2003                        784             890         1,674


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

     To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $100 per claim. Title examinations for a particular claim will be made when and if a significant discovery is made on that claim. As of September 30, 2004, we had no unpatented mining claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended September 30, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our common stock was traded on the over-the-counter market until November 1992, and has been quoted only sporadically since November 1992. Our common stock is currently quoted on the OTC Bulletin Board under the symbol "MNMN" and the quote as of December 14, 2004 was $0.20 bid and $0.29 ask.

(b) Holders. The estimated number of record and beneficial owners of our common stock at December 16, 2004 was approximately 145.

(c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been paid with respect to our common stock and no dividends are anticipated to be paid in the foreseeable future.

(d) Securities. Securities authorized for issuance under equity compensation plans. The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending September 30, 2004.


 ----------------------------------------------------------------------------------------------
                                Equity Compensation Plan Information (1)
 ----------------------------------------------------------------------------------------------
  Plan Category and       Number of        Weighted-average    Number of securities remaining
     Description      Securities to be    exercise price of     available for future issuance
                         issued upon         outstanding          under equity compensation
                         exercise of      options, warrants,     plans (excluding securities
                         outstanding          and rights          reflected in column (a))
                          options,
                        warrants, and
                           rights                                            (c)
                             (a)                 (b)
 ----------------------------------------------------------------------------------------------

 ----------------------------------------------------------------------------------------------
 Equity
 compensation plans
 approved by                     -0-             $-0-                        -0-
 security holders
 ----------------------------------------------------------------------------------------------
  Equity
 compensation plans
 not approved by             750,000             $0.19                       -0-
 security holders
  ---------------------------------------------------------------------------------------------
 Total                       750,000             $0.19                       -0-
 ----------------------------------------------------------------------------------------------


(1) This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND
        SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED).

Recent Sales of Unregistered Securities -- Item 701 Disclosure.

     We made no sales of unregistered securities within the last year as required by Item 701 of Regulation S-B.

     We made no repurchases of our securities during any month within the fourth quarter covered by this report as required to be disclosed by Item 701 of Regulation S-B.

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

     ACCOUNTS RECEIVABLE

     Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

     REVENUE RECOGNITION

     Sales of oil and gas revenues are generated from the sale of oil and gas to various purchasers. The oil and gas revenues are recognized at the time of delivery of the product to the purchaser.

     Gas pipeline revenue is generated from the transportation of gas from the well to a producer. The gas pipeline revenues result from the net sale of gas to the purchaser and are recognized at the time of delivery of the product to the purchaser.

     RESERVE ESTIMATES

     Our estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there-from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, we had a total of $51,397 in cash and $555,482 in working capital compared to $124,099 in cash and working capital of $696,980 at September 30, 2003. This represents a decrease of $72,702 in cash and a decrease of $141,498 in working capital. The decrease in working capital during the 12 months ended September 30, 2004 was primarily the result of investments for field equipment, oil and gas well workovers and oil and gas well equipment of $221,319. Cash and proceeds from the sale of bonds from our investment account were used to finance these capital costs. Net proceeds from bond investments were approximately $100,000 and as of September 30, 2004 $478,481of marketable securities were invested in U.S. government agency securities.

     At the present time, our primary source of cash for operations and exploration is our current working capital, cash flow from operations, and cash which can be raised by selling shares of RNC Gold, Inc. (formerly South African Minerals Corporation) or Play Fair Mining Ltd. (formerly Layfield Resources, Inc.). We have in the past and may in the future, rely on joint venture partners or equity funding to supply most of the capital needed to evaluate and develop our properties. Our inability to raise additional capital through a stock offering, to liquidate our securities holdings or obtain third party funding may limit development of most of our properties. Although we may use joint venture or equity funding to explore, acquire and, if warranted, develop our properties, the natural resource business is nevertheless very capital intensive. Based upon our current status and plans, approximately $200,000 will be needed in 2005 to fund necessary development on our properties.

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

     RESULTS OF OPERATIONS

     Revenues from oil, gas and pipeline sales decreased for the twelve months ended September 30, 2004, from $481,206 in 2003 to $467,926 in 2004, a 2.7%
decrease. This decrease was due primarily to the sale of our working interest in the Galvan Ranch gas wells which accounted for $41,233 in gas sales during fiscal 2003 and $7,573 in fiscal 2004, an 82% reduction. Our remaining producing properties in Kansas and Nebraska had an increase in oil and gas sales of $19,358, or 7%, from $289,915 in 2003 to $309,273 in 2004. The average price received from pipeline sales for fiscal 2003 was approximately $3.30 per MCF compared to $3.45 per MCF received in fiscal 2004, an increase of 4.5%. Interest income and other income increased $7,818 from $18,719 in 2003 to $26,537 in 2004, an increase of 42% due to investments in higher yielding bonds.

     During 2003 and 2004, we realized a gain of $1,502 and $-0-, respectively, from the sale of bonds.

     Oil and gas and pipeline operating costs increased $15,190, or 8%, from $187,575 in 2003 to $202,765 in 2004. The increase is primarily due to an increase in gas well workover and gas compression expenses which were offset by the sale of the Galvan Ranch property. Depreciation, depletion and amortization increased between the two years presented from $41,422 in 2003 to $44,960 in 2004. This $3,538 increase, or (8%), is primarily due to an increase in proved oil and gas properties of $109,732, which are subject to depletion.

     During fiscal 2003, we abandoned our investment in the East Voss Field, Knox County, Texas and recognized a loss of approximately $174,500. We are currently receiving overriding royalty interest payments for this property, but the operator has not conducted the necessary workovers and lease improvements to increase production.

     The oil and gas and pipeline operating costs expressed as a percent of oil and gas pipeline income increased from 39% to 43% for the years ended September 30, 2003 and 2004, respectively. This increase was mainly the result of higher operating costs in Kansas and the addition of new wells in our Leavenworth Field, which were offset somewhat by the sale of our Galvan Ranch working interests.

     General and administration expenses increased by $21,477, or 11.5%, from the year ended September 30, 2003 to 2004. The increase was primarily due to an increase in employee wages of $10,765, an increase in legal fees of $9,373, and the increase of corporate reporting of approximately $1,339

     CONTRACTUAL OBLIGATIONS

     We had contractual and other obligations that will require use of our working capital resources as of September 30, 2004. The following table lists our significant obligations at September 30, 2004:

                                                               Payments Due By Period
                                ---------------------------------------------------------------------------------
                                Less than
Contractual Obligations         1 year              2-3 years         4-5 years        After 5 years        Total
-----------------------         ------              ---------         ---------        -------------        -----

Operating leases                $3,114                 $  -0-           $  -0-            $  -0-           $3,114
                                ------                 ------           ------            ------           ------

Total contractual
  cash obligations              $3,114                 $  -0-           $  -0-            $  -0-           $3,114
                                ======                 ======           ======            ======           ======


     We maintain office space in Denver, Colorado. The office consists of approximately 1,088 square feet. We entered into a one-year lease agreement through December 31, 2004 for a lease rate of $1,038 per month. Rent expense for the years ended September 30, 2004 and 2003 were $12,456 and $12,320, respectively.

     In addition to office leases, we are responsible for compressor rentals located on our Kansas producing properties. These leases are on a month-to-month basis and total $24,660 per year.

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

     FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS (CONTINUED)

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


ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, at September 30, 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that our disclosure controls and procedures are effective.

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

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our Directors and Officers are as follows:

                                                                Served as a
   Name                      Age        Position               Director Since
   ----                      ---        --------               --------------

   A.G. Foust                61         President and a        October 1, 1984
                                        Director

   Stewart A. Jackson        63         Director               January 1, 1992

   John J. Womack            84         Director               June 20, 1986

   Ray K. Davis              62         Secretary                       N/A

   Dru E. Campbell           53         Assistant Secretary             N/A


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

     Ray K. Davis has been associated with us since March 1996 in the capacity of Financial Consultant and provides us with administrative services, accounting, SEC and tax support. He was appointed to the position of our Secretary on November 1, 1997. He has over 35 years experience in the oil and gas and mining industries, with emphasis on asset acquisition, mergers and project due diligence. Merger and acquisition negotiations as well as due diligence projects have taken him to Russia, Alaska, Mexico, and Europe. Mr. Davis has been a consultant to the oil and gas industries since November 1984. From May of 1977 through October 1984, he was treasurer of Macey and Mershon Oil, Inc. responsible for financial planning and operations of the Company and its owners. From June 1973 to April 1977, he was a partner in the firm of Ballard-Davis Associates, which provided financial and accounting services to small and newly formed companies in the oil and gas industry. From November 1969 to March 1973 Mr. Davis was Controller of the Baumgartner Companies with oil, gas, mining, and drilling operations in the United States and Canada. From November 1968 to November 1969, he was Assistant Controller of The Colorado Corporation, a wholly owned subsidiary of King Resources, Inc. Mr. Davis is a 1967 graduate of the University of Denver, Denver, Colorado with a Bachelor of Science degree in Business Administration. Mr. Davis is a past officer and director of the Colorado Society of Petroleum Accountants. For three years, he taught oil and gas accounting at Arapahoe Community College.

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

     No family relationship exists between or among any of the persons named above except that A.G. Foust and Dru Campbell are married to each other and except for Montana Mining Corp. of which Mr. Jackson is a director. None of our Directors are directors of any other Company having a class of equity securities registered under the Exchange Act or any Company registered as an investment Company under the Investment Company Act of 1940. All persons whose activities are material to the operations of the Company have been described herein.

     Our Directors, Officers, and 10% or more shareholders are not presently subject to Section 16 (a) of the Exchange Act because we do not have a class of securities registered under Section 12(b) or (g) of that Act.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information regarding executive compensation for our President and Chief Executive Officer. No executive officer received compensation in excess of $100,000 for either of the years ended September 30, 2004 and 2003.

                                                      SUMMARY COMPENSATION TABLE
                                                      --------------------------

                                                                       Long Term Compensation
                                                                       ----------------------
                                    Annual Compensation                         Awards         Payouts
                                    -------------------                         ------         -------
                                                                       Restricted  Options/
Name and Principal         Fiscal                     Other Annual     Stock       SARs        LTIP          All Other
      Position              Year    Salary   Bonus    Compensation     Award(s)    (Number)    Payouts    Compensation
      --------              ----    ------   -----    ------------     --------    --------    -------    ------------

A.G. Foust, President       2003    $50,000    -0-          -0-           -0-          200,000   -0-               -0-
and Chief Executive         2004    $60,000    -0-          -0-           -0-           -0-      -0-               -0-
Officer


At the present time, we have no retirement, pension or profit sharing programs for the benefit of its employees. However, in its discretion, may adopt one or more of such programs in the future.

No options under our stock option plan were granted or exercised during the year ended September 30, 2004. Shares granted to our officers and directors during the year are described in the tables below. Refer to Note 7 to the Consolidated
Financial Statements for status of current outstanding stock options.

                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                         AND FY-END OPTION/SAR VALUES


 ----------------------- ----------- ---------- ---------------------------- ---------------------------
                         Shares      Value               Number of              Value of Unexercised
                          Acquired   Realized     Unexercised Securities            In-The-Money
                             On        Value    Underlying Options/SARs At     Options/SARs at FY-End
          Name            Exercise   Realized           FY-End (#)                      ($)
          (a)               (#)         ($)      Exercisable/Unexercisable   Exercisable/Unexercisable
                            (b) (c) (d) (c)
  ----------------------- ----------- ---------- ---------------------------- --------------------------
 A.G. Foust                 -0-         -0-           350,000/350,000                 $29,000
  ----------------------- ----------- ---------- ---------------------------- --------------------------
 Stewart A.Jackson          -0-         -0-           100,000/100,000                 $14,000
 ----------------------- ----------- ---------- ---------------------------- ---------------------------
 John J. Womack             -0-         -0-           100,000/100,000                 $14,000
 ----------------------- ----------- ---------- ---------------------------- ---------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of December 14, 2004, the number and percentage of shares of our no par value Common Stock (its only class of voting securities), owned beneficially by each Officer and Director, each person known by us to own more than five percent of our common stock, and all Directors and Officers as a group:

Name and Address of               Amount and Nature of                                      Percent of
  Beneficial Owner                Beneficial Ownership                 Options (2)             Class
  ----------------                --------------------                 -----------             -----

A.G. Foust                             994,412 (1)                      350,000               29.4%
4810 West Delaware Drive
Larkspur, CO 80118

Stewart A. Jackson                     464,450                          100,000               12.3%
1183 Ross Road
Winter Haven, CA 92283

Ray K. Davis                                --                          100,000                2.1%
2050 South Oneida Suite 106
Denver, CO 80224

Dru E. Campbell                        182,500                               --                4.0%
4810 West Delaware Drive
Larkspur, CO 80118

John J. Womack                         100,000                          100,000                4.4%
208 E. Bannack
Dillon, MT 59725

All Officers and Directors as a      1,741,362                          650,000               52.3%
Group (5 Persons)



(1) Does not include the 182,500 shares of common stock owned by Mr. Foust's wife, Dru E. Campbell, who is our Assistant Secretary. Mr. Foust disclaims beneficial ownership of his wife's shares.

(2) Represents options to purchase shares of common stock granted under our 2000 Stock Option Plan at an exercise price of $0.15 and $0.25 per share.

To our knowledge, each person listed has sole voting and investment power over the shares stated as beneficially owned. See Item 5 above for additional information covering our equity compensation plan.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.             DESCRIPTION

    Exhibit No. 31.1           Certification of the Chief Executive and
                               Financial Officer under Section 302 of the
                               Sarbanes-Oxley Act of 2002.

    Exhibit No. 32.1           Certification of the Chief Executive and
                               Financial Officer under Section 906 of the
                               Sarbanes-Oxley Act of 2002.

     (b) No reports were filed on Form 8-K during our year ended September 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

o    Audit Fees.

     Our principal accountant, Gordon Hughes & Banks LLP, billed us aggregate fees in the amount of approximately $11,400 and $10,250 during the fiscal years ended September 30, 2004 and 2003, respectively. These amounts were billed for professional services that Gordon Hughes & Banks LLP provided for the audit of our annual financial statements, review of the financial statements included in our reports on Form 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

o    Audit-Related Fees.

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $-0-during the fiscal years ended September 30, 2004 and 2003 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

o    Tax Fees

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $2,275 and $2,150 during the fiscal years ended September 30, 2004 and 2003, respectively, for tax compliance, tax advice, and tax planning.

o    All Other Fees

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $-0-for the fiscal years ended September 30, 204 and 2003 for other fees.

o    Audit Committee's Pre-Approval Practice

     Inasmuch as we do not have an audit committee, our board of directors performs the functions of its audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minmis standards.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

--------------------------------------------------------------------------------
                     Percentage of total fees paid to Gordon Hughes & Banks LLP
-------------------------------------------------------------------------------
                        Fiscal Year 2004              Fiscal Year 2003
-------------------------------------------------------------------------------
Audit fees                     83%                           83%
-------------------------------------------------------------------------------
Audit-related fees              0%                            0%
-------------------------------------------------------------------------------
Tax fees                       17%                           17%
-------------------------------------------------------------------------------
All other fees                  0%                            0%
-------------------------------------------------------------------------------

o    Supplemental information to be furnished with reports filed pursuant to
     Section 15(d) of the Exchange Act by non-reporting issuers:

     The issuer has not yet sent, nor does it intend to send subsequent to the filing of this report, an annual report or proxy material to its shareholders covering its last fiscal year.

                          INDEX TO FINANCIAL STATEMENTS


TITLE                                                                 PAGE

Report of Independent Registered Public Accounting Firm                F-1

Consolidated Balance Sheets as of
     September 30, 2004 and 2003                                    F-2 to F-3

Consolidated Statements of Operations
     for the Years Ended September 30, 2004 and 2003                   F-4

Consolidated Statements of Stockholders' Equity for the
     Years Ended September 30, 2004 and 2003                           F-5

Consolidated Statements of Cash Flows
     for the Years Ended September 30, 2004 and 2003                   F-6

Notes to Consolidated Financial Statements                          F-7 to F-24

             Report of Independent Registered Public Accounting Firm



Board of Directors
Monument Resources, Inc. and Subsidiary
Denver, Colorado

We have audited the consolidated balance sheets of Monument Resources, Inc. and Subsidiary as of September 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monument Resources, Inc. and Subsidiary as of September 30, 2004 and 2003, and the consolidated results of their operations and cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.



                                                     GORDON, HUGHES & BANKS, LLP
Greenwood Village, Colorado
November 12, 2004



                                   MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                         SEPTEMBER 30, 2004 AND 2003


                                                   ASSETS

                                                                        2004                   2003
                                                                    -----------            -----------

Current assets:
      Cash and cash equivalents                                     $    51,397            $   124,099
      Investment in marketable securities (Note 3)                      478,481                578,138
      Accounts receivable                                                28,268                 37,826
      Prepaid expense                                                    19,179                 16,198
                                                                    -----------            -----------
               Total current assets                                     577,325                756,261

Mineral properties (Note 4)                                              28,706                 33,706
Proved oil and gas properties, successful efforts
       method, net of accumulated depletion (Note 11)                   442,015                332,283
Property and equipment
       Gas pipeline, net of accumulated depreciation (Note 5)           157,793                167,628
       Property and equipment, net of accumulated
            depreciation (Note 5)                                       113,468                 40,780
                                                                    -----------            -----------
                   Net property and equipment                           271,261                208,408

Investment in securities, at market (Note 3)                             20,021                 17,918
                                                                    -----------            -----------

Total assets                                                        $ 1,339,328            $ 1,348,576
                                                                    ===========            ===========


                            See accompanying summary of accounting policies and notes to consolidated financial statements.


                                  MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                      SEPTEMBER 30, 2004 AND 2003
                                               (CONTINUED)


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       2004                    2003
                                                                    -----------            -----------
Current liabilities:
      Accounts payable and accrued expenses                         $    21,843            $    59,281

Asset retirement obligation (Note 14)                                    27,569                 31,343
                                                                    -----------            -----------

      Total liabilities                                                  49,412                 90,624

Stockholders' equity (Notes 3 and 6):
      Preferred stock, no par value, authorized
          1,000,000 shares; none issued                             $      --                     --
      Common stock, no par value, authorized
          10,000,000 shares; issued and outstanding
          4,569,000 shares in 2004 and 2003                           3,148,018              3,148,018
      Accumulated (deficit)                                          (1,874,149)            (1,913,817)
      Unrealized gain on investment
          in securities (Note 3)                                         16,047                 23,751
                                                                    -----------            -----------
               Total stockholders' equity                             1,289,916              1,257,952
                                                                    -----------            -----------

Total liabilities and stockholders' equity                          $ 1,339,328            $ 1,348,576
                                                                    ===========            ===========


                              See accompanying summary of accounting policies
                               and notes to consolidated financial statements.
                                                                                                   F-3



                               MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                   2004                     2003
                                                               -----------              -----------
Revenue:
     Oil and gas sales                                         $   316,852              $   331,147
     Pipeline gas sales                                            151,074                  150,059
                                                               -----------              -----------
              Total Revenue                                        467,926                  481,206

Expenses:
     Oil and gas operating expense                                  54,327                   59,014
     Pipeline operating expense                                    148,438                  128,561
     Depreciation and depletion                                     44,960                   41,422
     Loss on abandonment of producing oil and gas
      property (Note 11)                                              --                    174,463
     General and administrative                                    207,070                  185,593
                                                               -----------              -----------
              Total Expenses                                       454,795                  589,053
                                                               -----------              -----------
Operating income (loss)                                             13,131                 (107,847)

Other income
     Gain on the sale of investments (Note 3)                         --                      1,502
     Interest and other income                                      26,537                   18,719
     Legal Settlement                                                 --                     73,855
                                                               -----------              -----------

Income (loss) before cumulative effect of change in
     accounting principle                                           39,668                  (13,771)
     Cumulative effect of change in accounting principle              --                     (5,115)
                                                               -----------              -----------
              Net income (loss)                                $    39,668              $   (18,886)
                                                               ===========              ===========
Basic income (loss) per common share:
    Income (loss) before cumulative effect change in
          accounting principle                                 $      0.01              $     (0.00)
    Cumulative effect of change in accounting
          principle, net of income taxes                              --                       --
                                                               -----------              -----------
    Net income (loss) per common share                         $      0.01              $     (0.00)
                                                               ===========              ===========
Diluted income (loss) per common share:
    Income (loss) before cumulative effect change in
          accounting principle                                 $      0.01              $     (0.00)
    Cumulative effect of change in accounting
          principle, net of income taxes                              --                       --
                                                               -----------              -----------
    Net income (loss) per common share                         $      0.01              $     (0.00)
                                                               ===========              ===========
Basic weighted average number of shares outstanding              4,569,000                4,569,000
                                                               ===========              ===========
Diluted weighted average number of shares outstanding            4,749,000                4,569,000
                                                               ===========              ===========

                         See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                 MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                         Accumulated
                                            Common      No Par Value   Accumulated       Comprehensive                 Comprehensive
                                            Shares      Stock Amount     (Deficit)       Income (Loss)     Total       Income (Loss)
                                           ---------    ------------   ------------     --------------  -----------    -------------

Balances, September 30, 2002               4,869,000    $ 3,167,782    $(1,894,931)     $    46,745     $ 1,319,596

Net (loss)                                                                 (18,886)                         (18,886)    $   (18,886)

Comprehensive (loss)
      Change in unrealized loss on
      securities held for sale (Note 3)                                                     (22,994)         (22,994)       (22,994)
                                                                                                                        -----------

                                                                                                                        $   (41,880)
                                                                                                                        ===========

Equity compensation for securities                           10,236                                          10,236

Return and cancellation of shares
repurchased                                 (300,000)       (30,000)                                        (30,000)

                                         --------------------------------------------------------------------------
Balances, September 30, 2003               4,569,000      3,148,018     (1,913,817)          23,751       1,257,952
                                         --------------------------------------------------------------------------

Net income                                                                  39,668                           39,668     $    39,668

Comprehensive (loss)
      Change in unrealized gain on
      securities held for sale (Note 3)                                                     (7,704)          (7,704)         (7,704)
                                                                                                                        -----------

                                                                                                                        $    31,964
                                                                                                                        ===========

                                         -----------    -----------    -----------      -----------     -----------
Balances, September 30, 2004               4,569,000    $ 3,148,018    $(1,874,149)     $    16,047     $ 1,289,916
                                         ===========    ===========    ===========      ===========     ===========

                                              See accompanying summary of accounting policies
                                               and notes to consolidated financial statements.


                                 MONUMENT RESOSURCES, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                         2004                   2003
                                                                       ---------              ---------
Cash flows from operating activities:
     Net income (loss)                                                 $  39,668              $ (18,886)
     Adjustment to reconcile net income (loss) to net
       cash provided (used) by operating activities:
          Depreciation and depletion                                      44,960                 46,537
          Stock option as compensation for services                         --                   10,236
          Loss on abandonment of oil and gas property                       --                  174,463
     Changes in operating assets and liabilities:
          Decrease in accounts receivable                                  9,558                 96,742
          Increase in prepaid expenses                                    (2,981)                (1,050)
          Increase (decrease) in accounts payable                        (37,438)                17,784
                                                                       ---------              ---------

              Net cash flows provided by operating activities             53,767                325,826

Cash flows from investing activities:
     Purchase of oil and gas properties                                     --                   (2,813)
     Purchase of oilfield equipment                                      (86,504)                (4,215)
     Purchase of oil and gas equipment and well workovers               (134,815)               (43,256)
     Proceeds from the sale of mineral properties                          5,000                  5,000
     Proceeds from sale of oil and gas properties                           --                   90,000
     Bond purchases                                                     (100,000)              (570,401)
     Proceeds from sale of bonds                                         189,850                299,894
                                                                       ---------              ---------

              Net cash flows (used) by investing activities             (126,469)              (225,791)
                                                                       ---------              ---------

Cash flows from financing activities:
     Common stock redeemed                                                  --                  (30,000)
                                                                       ---------              ---------

Net increase (decrease) in cash                                          (72,702)                70,035

Cash and cash equivalents:
     Beginning of period                                                 124,099                 54,064
                                                                       ---------              ---------

     End of period                                                     $  51,397              $ 124,099
                                                                       =========              =========

                       SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                         2004                    2003
                                                                       ---------              ---------

Decrease in unrealized gain on
     securities available for sale                                     $  (7,704)             $ (22,994)
                                                                       =========              =========
Asset retirement obligation, net                                       $  (3,774)             $ (30,661)
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

PROPERTY, EQUIPMENT AND GAS PIPELINE

The property, equipment and gas pipeline are recorded at cost. Depreciation of property and equipment is expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to seven years. The gas pipeline is being depreciated on the units-of-gas production method based on the production of the gas wells served by the pipeline. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

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

Our investment in U.S. government agency securities is subject to moderate price volatility due to interest rate changes; however, realization of these investments has minimal risk. Our investment in the common stock of two Canadian companies is subject to price volatility due to stock market fluctuation, the nature of the extractive industries business and variations in the exchange rate.

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

STOCK-BASED COMPENSATION

We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation" for consultants and non-employees. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Financial Accounting Standards Board encourages entities to adopt the fair-value based method but does not require adoption of this method. We will continue our current accounting policy under APB No. 25 for employees and directors and have adopted the disclosure-only provisions of SFAS No. 123 for any options and warrants issued to employees and directors. During fiscal 2003, we issued options for 300,000 shares of common stock to our officers, directors, employees and consultants. No options were granted during fiscal 2004.

We apply APB No. 25 in accounting for options granted to employees and directors. The exercise price of the employee's and directors' options equaled or exceeded the fair value of the common shares on the date of grant and, accordingly, no compensation cost has been recognized for options granted to employees and directors under the provisions of APB No. 25 for stock options. Under SFAS No. 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the options granted to employees and directors been determined under SFAS No. 123, based on the fair value at the grant date, our pro forma net income (loss) and per share amounts would have been reflected as follows:

                                                        2004             2003
                                                     -----------       ---------
     Net income (loss)
         As reported                                  $   39,668       $(18,886)
         Pro forma                                    $   39,668       $(70,064)
     Net earnings (loss) per share
         As reported                                  $      .01       $   --
         Pro forma                                    $      .01       $   (.02)

                    MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Sales of oil and gas revenues are generated from the sale of oil and gas to various purchasers. The oil and gas revenues are recognized at the time of delivery of the product to the purchase.

Gas pipeline revenue is generated from the transportation of gas from the well to a producer. The gas pipeline revenues result from the net sale of gas to the purchaser and are recognized at the time of delivery of the product to the purchaser.

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

We had net income of $39,668 and a net loss of $(18,886) for the years ended September 30, 2004 and 2003, respectively.

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share.

                                                          2004

                                          Net                        Per Share
                                         Income          Shares       Amount
                                       ----------------------------------------
Basic Earnings Per Share:

Net income and                         $  39,668       4,569,000      $   .01
  Per share amounts

Dilutive Securities                                    750,000
  Stock Options

Repurchased shares                                     (570,000)
                                       --------------------------------------

Dilutive Earnings Per Share:

Net income and                         $  39,668       4,749,000      $   .01
                                       ======================================
  Per share amounts

                    MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

Because of the net loss in 2003, the basic and diluted weighted average shares outstanding are considered the same, since including dilutive securities would have an anti-dilutive effect on loss per share calculations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and quity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an effect on our financial position.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain 2003 amounts have been reclassified to conform to 2004 presentation.

NOTE 2 - MANAGEMENT'S USE OF ESTIMATES

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to impairments of mineral and oil and gas properties, oil and gas reserves and future dismantlement, restoration and abandonment costs. The actual future results in the above areas may differ from the estimated amounts. The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which we carry catastrophe insurance. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, our oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Price declines reduce the estimated quantity of proved reserves and increase annual depreciation and depletion expense (which is based on changes in proved reserves).

NOTE 3 - INVESTMENT IN SECURITIES

We have recorded our investment in 3,000 common shares and 1,500 stock warrants of RNC Gold, Inc. (formerly Tango Mineral Resources, Inc.) (Toronto Exchange), a Canadian company, and 380,000 shares of Play Fair Mining Ltd. ("Play Fair") (formerly Layfield Resources, Inc.) (Vancouver Exchange), a Canadian company, at fair value in accordance with SFAS No. 115. During fiscal years 2004 and 2003, no shares were sold. Based on the demonstrated liquidity and marketability of the Tango and Play Fair shares, and, in accordance with SFAS No. 115, we have recorded our investment in the stocks based on published market listings and on the closing bid price on the stocks' respective exchanges. These shares are classified as available for sale and non-current, since such sale may not necessarily be consummated in the near term.

Our investment in debt securities consists of various U.S. government agency securities. We consider these securities to be currently available for sale and have no timetable for sale or redemption. Nevertheless, we do not expect to hold the securities to maturity. During fiscal 2004 and 2003 we sold securities for a net gain on sale of $-0- and $1,502, respectively.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 3 - INVESTMENT IN SECURITIES (CONTINUED)

Investments in securities are summarized as follows at September 30, 2004:

                                                        Unrealized       Fair
                                                           Gain          Value
                                                         ---------     ---------
   Available-for-sale securities
        Common Stock                                     $  17,617     $  20,021
        Debt Securities (maturing 1 to 17 years)            (1,570)      478,481
                                                         ---------     ---------

                                                         $  16,047     $ 498,502
                                                         =========     =========

Investments in securities are summarized as follows at September 30, 2003:

                                                        Unrealized       Fair
                                                           Gain         Value
                                                         ---------     ---------
   Available-for-sale securities
        Common Stock                                     $  15,514     $  17,918
        Debt Securities (maturing 1 to 17 years)             8,237       578,138
                                                         ---------     ---------

                                                         $  23,751     $ 596,056
                                                         =========     =========

NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $28,706 at September 30, 2004 and $33,706 at September 2003, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

Effective July 19, 2002, we optioned the property to Montana Mining Corp. for a total purchase price of $220,000. We received a $15,000 payment in September 2002 with an additional $5,000 option received September 1, 2003. If Montana Mining Corp. elects to exercise its option to purchase the property; a final option payment of $200,000 was due on or before September 1, 2004. In addition, we retained a 3% Net Smelter Return Royalty on any minerals produced from the property. Montana Mining Corp. has spent $30,000 on exploration prior to September 1, 2003 and, is required to spend an additional $30,000 on exploration prior to September 1, 2004. In August 2004, we agreed to extend the time to complete the exploration expenditures until January 1, 2005 for an additional payment of $5,000. There are no assurances that Montana Mining Corp. will make the additional payment of $200,000. If Montana Mining Corp. fails to comply with the option agreement we will have the property reassigned to us. Additionally, a director of our Company is also a director and 9.5% shareholder of Montana Mining Corp. All payments received have been recorded as a reduction of the cost basis of the property.

                    MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                           2004         2003
                                                        ---------     ---------

Land                                                    $  12,500     $  12,500
Equipment                                                 186,063        99,561
                                                        ---------     ---------
    Total                                                 198,563       112,061

Less: accumulated depreciation                            (85,095)      (71,281)
                                                        ---------     ---------

    Net property and equipment                            113,468        40,780
                                                        ---------     ---------

Pipeline                                                  319,285       319,285

Less: accumulated depreciation                           (161,492)     (151,657)
                                                        ---------     ---------

    Net pipeline                                          157,793       167,628
                                                        ---------     ---------

    Net property, plant, equipment and pipeline         $ 271,261     $ 208,408
                                                        =========     =========

Depreciation expense charged to operations was $23,649 and $17,864 in fiscal 2004 and 2003, respectively.

The useful lives of property and equipment for purposes of computing depreciation are as follows:

         Machinery and Equipment        3 - 7 years
         Pipeline                       Useful life of related gas production,
                                        Approximately 5 to 7 years

NOTE 6 - STOCKHOLDERS' EQUITY

We amended our Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 2004 and 2003, no shares of preferred stock have been issued.

On September 30, 2003, we repurchased from a third party 300,000 shares of our common stock at a purchase price of $0.10 per share. This acquisition reduced the number of outstanding shares from 4,869,000 to 4,569,000. As of September 30, 2003, we have recorded a liability of $30,000 which was paid October 21, 2003. There were no common stock transactions in fiscal 2004.

NOTE 7 - STOCK OPTION PLAN

During 2000, we adopted a Stock Option Plan (the " 2000 Plan"). The exercise price of the shares covered by options granted pursuant to the 2000 Plan may not be less than the fair market

                    MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 7 - STOCK OPTION PLAN (CONTINUED)

value of the common stock on the grant date. Further, the exercise price shall not be less than 110% of the fair market value of the common stock on the day of grant if the optionee owns 10% or more of our common stock. With respect to each individual option granted under the 2000 Plan; the Board of Directors will determine separately the number of shares, the option period, and the limitations, which will apply to the exercise of options. As of September 30, 2004, we had an aggregate of 750,000 common shares reserved for issuance under the 2000 Plan. As of September 30, 2004, under the 2000 Plan, options to purchase 750,000 common shares had been granted to three board members, an employee and a consultant. For the year ended September 30, 2003, options for 300,000 shares of common stock were granted to employees, directors and consultants. No options were granted or exercised during the year ended September 30, 2004.

We apply SFAS No. 123 in accounting for options granted to consultants. Accordingly, the fair value of each option granted to the consultant is estimated on the date of grant using the Black-Scholes option pricing model.

During fiscal year 2003, we granted options to purchase 50,000 shares of common stock to a consultant. The options are exercisable at $0.25 per common share for a period of ten years beginning July 1, 2003. The following weighted average assumptions were utilized in valuing the 2003 options. No dividend yield, expected volatility of 139%, risk free interest rates of 4% and expected lives of ten years. Using these factors, using the Black-Scholes option pricing model, the fair value of the options of $10,236 were expensed.

The following schedule summarizes information with respect to options granted under the Company's equity plans:

                           Number of Weighted Average

                                                           Exercise Price of
                                               Shares       Shares Under Plans
                                              --------      ------------------

Outstanding September 30, 2002                 550,000           $.27
                                                                 ====
Granted                                        300,000            .25
                                                                 ====
Exercised                                         -
Forfeited or expensed                         (100,000)
                                              --------
Outstanding September 30, 2003                 750,000            .19
                                                                  ===
Granted                                           -
Exercised                                         -
Forfeited or expensed                             -
                                              --------
Outstanding September 30, 2004                 750,000           $.19
                                              ========           ====


NOTE 8 - INCOME TAXES

There is no current or deferred income tax expense for the years ended September 30, 2004 and 2003 because we had net losses for income tax purposes.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax

                    MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES (CONTINUED)

benefits related to the deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. We have considered these factors in reaching a conclusion as to the valuation allowance for financial reporting purposes.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet at September 30, 2004 and 2003 is the result of the following:

                                                       2004              2003
                                                    ----------        ---------

Deferred tax liabilities:
   Oil and gas properties                           $(103,070)        $    --
   Pipeline depreciation                              (50,276)          (50,373)
Deferred tax assets:
   Net operating loss                                 602,171           481,868
   Securities valuation                               107,147           107,147
   Oil and gas properties                                --              50,834
   Property and equipment                               9,203              --
   Asset retirement obligation                           --              10,657
                                                    ---------         ---------
          Total                                       565,175           600,133
Less:  valuation allowance                           (565,175)         (600,133)
                                                    ---------         ---------
Net deferred tax assets                             $    --           $    --
                                                    =========         =========

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the two years ended September 30 is as follows:

                                                          2004         2003
                                                           ----        ----
Statutory federal income tax rate                           34%         34%

Statutory state income tax rate                            --
                                                                       ---

Effect of net operating loss carryforwards                 (34%)       (34%)
                                                           ---         ---

Effective rate                                               0%          0%
                                                           ===         ===

The temporary differences causing the deferred tax asset are expected to reverse over the next ten years. At September 30, 2004 and 2003, we had operating loss carryforwards of $1,771,090 and $1,668,397, respectively. The operating loss carryforwards expire beginning in 2012 ($44,179 in 2012 and $1,726,911 thereafter).

NOTE 9 - MAJOR CUSTOMER

We derived in excess of 92% and 88% of our revenue from one source (oil and gas sales and pipeline sales) for the years ended September 30, 2004 and 2003, respectively.

                   MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - MAJOR CUSTOMER (CONTINUED)

As of September 30, 2004 and 2003, $23,157 and $33,722, respectively, was due from this source.

NOTE 10 - SEGMENT INFORMATION

We operate in three industry segments: (1) oil and gas exploration and development, (2) gas transmission pipeline and (3) mineral exploration and development.

Identified assets by industry are those assets that are used in our operations in each industry. Corporate assets are principally cash, investment in stocks and bonds, and furniture and fixtures.

We have adopted SFAS No. 131 which requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

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

During the years ended September 30, 2004 and 2003, there were no inter-segment revenues. The accounting policies applied by each segment are the same as those used by us in general.

Net sales to one customer of the oil and gas segment totaled approximately $291,800 and $273,000 of revenues or 92% and 88% for the years ended September 30, 2004 and 2003, respectively.

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT INFORMATION (CONTINUED)

Segment information consists of the following:

                                     Oil and Gas       Pipeline         Mining            Corporate         Consolidated
                                     -----------       --------         ------            ---------         ------------
Revenues:
2004                                   $316,852        $151,074         $ -0-             $     -0-           $467,926
2003                                    331,147         150,059           -0-                   -0-            481,206


Income (Loss) From Operations
2004                                  $ 228,543         $(6,742)        $ -0-             $(208,670)           $13,131
2003                                     66,233          12,812           -0-              (186,892)          (107,847)

Identifiable Assets (net)
2004                                   $532,324        $203,880         $28,706            $574,418         $1,339,328
2003                                    349,286         229,231          33,706             736,353          1,348,576

Depreciation and Depletion
Charged to Identifiable Assets
2004                                    $33,982          $9,378         $ -0-                $1,600            $44,960
2003                                     31,437           8,686           -0-                 1,299             41,422

Capital Expenditures
2004                                   $221,319          $  -0-         $ -0-                $  -0-           $221,319
2003                                     29,964          16,105           -0-                 4,900             50,969


NOTE 11 - OIL AND GAS ACTIVITIES

CAPITALIZED COSTS

Capitalized costs associated with oil and gas producing activities, excluding the Kansas pipeline, are as follows:

                                                        September 30,
                                             ---------------------------------
                                                 2004                 2003
                                             -----------          ------------

Proved properties                            $ 1,149,378          $ 1,018,337
Impairment allowance                            (352,579)            (352,579)
Accumulated depreciation, depletion, and
amortization                                    (354,784)            (333,475)
                                             -----------          -----------

               Net capitalized costs         $   442,015          $   332,283
                                             ===========          ===========

In the years ended September 30, 2004 and 2003, we recorded no impairments. The impairment allowance was based on a determination of the fair value of the property in earlier years.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - OIL AND GAS ACTIVITIES (CONTINUEED)

COSTS INCURRED

Information relating to the Company's costs incurred in its oil and gas property acquisition, exploration, and development activities is summarized as follows:

                                                        September 30,
                                                  -------------------------
                                                     2004             2003
                                                  --------         --------

Acquisition of properties                         $  3,284         $  2,813
Development costs                                  131,531           43,256
Exploration costs                                     --               --
                                                  --------         --------

        Total costs incurred                      $134,815         $ 46,069
                                                  ========         ========

For the year ended September 30, 2004, the Company conducted three workovers at a cost of $96,531 and approximately $35,000 for its working interest cost for the Terrestrial Waterflood unit. There were no exploration costs incurred for the years ended September 30, 2004 and 2003.

RESULTS OF OPERATIONS

Results of operations for oil and gas producing and pipeline activities are as follows:

                                                            September 30,
                                                       ------------------------
                                                         2004            2003
                                                       ---------      ---------

Revenues                                               $ 467,926      $ 481,206
Production and operating costs                          (202,765)      (187,575)
Loss on abandonment of oil and gas property                 --         (174,463)
Depreciation and depletion                               (43,360)       (40,123)
                                                       ---------      ---------

Results of operations                                  $ 221,801      $  79,045
                                                       =========      =========

UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of September 30, 2004 and 2003 were prepared by Dr. H. I. Bilgesu. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

Changes in proved reserves                                 (M BBLS)       (MMCF)
                                                            ------         ----

Estimated quantity, September 30, 2002                         17         1,551
Revisions of previous estimate                                (17)          218
Production                                                   --             (95)
                                                           ------        ------

Estimated quantity, September 30, 2003                       --           1,674

Revisions of previous estimate                                 20           192
Production                                                   --             (87)
Discoveries                                                  --            --
Purchase of reserves                                         --            --
Sales of reserves                                            --            --
                                                           ------        ------

Estimated quantity, September 30, 2004                         20         1,779
                                                           ======        ======



Proved reserves at year end         Developed       Undeveloped         Total
---------------------------         ---------       -----------         -----


Oil (M BBLS):
    September 30, 2004                    -              20                20
    September 30, 2003                    -               -                 -

Gas (MMCF):
    September 30, 2004                  755           1,024             1,779
     September 30, 2003                 784             890             1,674


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


NOTE 11 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED STANDARDIZED MEASURE (CONTINUED)

Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas reserves and available net operating loss carryforwards. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money.

The following presents the unaudited principal components of the standardized measure of the discounted future net cash flows:


                                                                September 30,
                                                             -------------------
                                                               2004      2003
                                                             -------------------
                                                               (in thousands)

Future cash inflows                                          $ 6,582    $ 5,177
Future production and development costs                       (3,165)    (2,766)
Future income tax expense                                       (671)      (408)
                                                             -------    -------
Future net cash flows                                          2,746      2,003

10% annual discount for estimated timing of cash flows        (1,323)      (852)
                                                             -------    -------

Standardized measure of discounted cash flows                $ 1,423    $ 1,151
                                                             =======    =======

The following presents the unaudited principal source of the changes in the standardized measure of discounted future net cash flows:

                                                                 Years ended
                                                                September 30,
                                                             ------------------
                                                               2004      2003
                                                             ------------------
                                                               (in thousands)
Standard measure of discounted future net cash flows:
       Beginning of year                                     $ 1,151    $   860
                                                             -------    -------
Sales and transfers of oil and gas produced,
             net of production costs                            (263)      (256)
Net changes in prices and production costs and other              64        201
Net changes due  to discoveries                                 --          213
Net changes due to acquisitions                                 --          312
Net changes due to sale of existing reserves                    --          (85)
Changes in future development costs                              132         60
Revisions of previous quantity estimates                          13         68
Other                                                            270       (177)
Net change in income taxes                                       (75)      (131)
Accretion of discount                                            131         86
                                                             -------    -------
                                                                 272        291
                                                             -------    -------
       End of year                                           $ 1,423    $ 1,151
                                                             =======    =======

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED STANDARDIZED MEASURE (CONTINUED)

During fiscal 2003, the East Voss field located in Knox County, Texas was abandoned and a loss of $174,463 was recognized because the operator of the property has failed to conduct the necessary workovers and lease improvements to increase the production. During fiscal 2004, we expended approximately $35,000 for the costs to construct a waterflood project in the Terrestrial Field.

NOTE 12 - LEASES

We have an operating lease for a gas compressor that we use in our pipeline operation. Lease costs for the equipment amounted to $24,660 and $23,378 in fiscal 2004 and 2003, respectively. The lease is renewable on a month-to-month basis and is currently at a rate of $2,073 per month.

We maintain offices in Denver, Colorado, at a cost of $1,038 per month. Lease costs for the office space totaled $12,456 and $12,320 for the years ended September 30, 2004 and 2003, respectively. Future minimum lease payments total $3,114 for the year ending September 30, 2005. The office lease expires December 30, 2004.

NOTE 13 - RELATED PARTY TRANSACTIONS

As discussed in Note 4, a director of the Company is also a director and 9.5% shareholder of the Montana Mining Corp., which has signed an agreement to purchase the Company's Dobler mining property.

As of September 30, 2004 and 2003, we owed $1,797 and $3,558, respectively, to our president for reimbursement of expenses made on our behalf.

NOTE 14 - ASSET RETIREMENT OBLIGATION

Effective October 1, 2002, we adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires us to recognize an estimated liability for the plugging and abandonment of our gas wells. As of September 30, 2004, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No.
143. A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long- lived asset is recorded at the time a well is completed and ready for production. We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - ASSET RETIREMENT OBLIGATION (CONTINUED)

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

We will amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells. A reconciliation of our liability for the year ended September 30, 2004 is as follows:

         Upon adoption at October 1, 2002                 $ 28,569
         Liabilities incurred                               5,652
         Liabilities settled                               (4,670)
         Accretion expense                                  1,792
         Revision to estimate                                 -0-
                                                         --------
         Asset retirement obligation as of
         September 30, 2003                                31,343

         Liabilities incurred                                 -0-
         Liabilities settled                                  -0-
         Accretion expense                                  1,369
         Revision to estimate                              (5,143)
                                                         --------

         Asset retirement obligations as of
         September 30, 2004                              $ 27,569
                                                         ========

                                   SIGNATURES


  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  MONUMENT RESOURCES, INC.




  Date:  December 14, 2004                     By /s/ A.G. Foust
                                                  ------------------------------
                                                      A.G. Foust, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



  Signature                 Title                                     Date
  ---------                 -----                                     ----

  /s/ A.G. Foust            President (Chief Executive        December 14, 2004
  A.G. Foust                Officer, Principal Financial
                            and Accounting Officer
                            and Director)



  /s/ Stewart A. Jackson    Director                          December 14, 2004
  Stewart A. Jackson


  /s/ John J. Womack        Director                          December 14, 2004
  John J. Womack