Form 10QSB
period 2004-12-31
MONUMENT RESOURCES INC
filed 2005-02-15
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _______________

Commission file number   033-15528


                            MONUMENT RESOURCES, INC.
                 -----------------------------------------------
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

                                 (303) 692-9468
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,569,000 shares of common stock were outstanding at February 11, 2005.

Transitional Small Business Disclosure Format (Check One):

                                 Yes [ ] No [X]

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.           FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets as of               2
                  December 31, 2004 and September 30, 2004

                  Condensed Consolidated Statements of Operations           4
                  for the Three Months ended December 31, 2004 and 2003

                  Condensed Consolidated Statements of Cash Flows           5
                  for the Three Months ended
                  December 31, 2004 and 2003

                  Notes to Condensed Consolidated Financial Statements      6

         Item 2.  Management's Discussion and Analysis of                  16
                  Financial Condition and Results of Operations

         Item 3.  Controls and Procedures                                  19

PART II.          OTHER INFORMATION                                        20

                  Signatures                                               21

                  Exhibit Index                                            22


Item 1. Financial Statements.


                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       December 31,  September 30,
                                                           2004          2004
ASSETS                                                 (Unaudited)     (Audited)
------                                                 -----------     ---------
Current assets
         Cash and cash equivalents                      $   77,602    $   51,397
         Investment in securities, at market               426,118       478,481
         Accounts receivable                                69,029        28,268
         Prepaid expenses                                   13,727        19,179
                                                        ----------    ----------

Total current assets                                       586,476       577,325

Mineral properties                                          28,706        28,706
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depletion                      438,843       442,015

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                        156,023       157,793
         Property and equipment, net of
           accumulated depreciation                        138,718       113,468
                                                        ----------    ----------

Net property and equipment                                 294,741       271,261

Investments in securities, at market                        24,795        20,021
                                                        ----------    ----------

Total assets                                            $1,373,561    $1,339,328
                                                        ==========    ==========






See Notes to Condensed Consolidated Financial Statements.


Item 1. Financial Statements. (Continued)


                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     December 31,   September 30,
                                                        2004           2004
LIABILITIES AND STOCKHOLDERS' EQUITY                 (Unaudited)     (Audited)
------------------------------------                 -----------     ---------

Current liabilities
         Accounts payable and accrued expenses       $    34,844    $    21,843

Asset retirement obligation                               27,569         27,569
                                                     -----------    -----------

Total liabilities                                         62,413         49,412

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued                      --             --
Common Stock, no par value, authorized
         10,000,000 shares; 4,569,000 issued
         and outstanding on December 31, 2004
         and September 30, 2004                        3,148,018      3,148,018
Accumulated deficit                                   (1,857,691     (1,874,149
Unrealized gain on investment in securities               20,821         16,047
                                                     -----------    -----------

Total stockholders' equity                             1,311,148      1,289,916
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 1,373,561    $ 1,339,328
                                                     ===========    ===========








See Notes to Condensed Consolidated Financial Statements.


Item 1. Financial Statements. (Continued)


                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended December 31,
                                                            2004           2003
                                                        -----------    -----------

Revenue
         Oil and gas sales                              $   104,754    $    77,882
         Pipeline income                                     38,373         46,734
         Interest and other                                   8,243          6,385
         Gain (loss) on securities sale                        (125)         2,024
                                                        -----------    -----------

                  Total revenue                             151,245        133,025
                                                        -----------    -----------

Expenses
         Oil and gas operating expense                       12,959         12,114
         Pipeline operating expense                          34,412         37,052
         General and administrative                          71,851         64,700
         Depletion, depreciation and amortization            15,565          9,725
                                                        -----------    -----------

                  Total expenses                            134,787        123,591
                                                        -----------    -----------

Net income                                              $    16,458    $     9,434
                                                        ===========    ===========

Basic income per common share                           $      --      $      --
                                                        ===========    ===========
Diluted income per common share                         $      --      $      --
                                                        ===========    ===========
Weighted average number of shares outstanding             4,569,000      4,569,000
                                                        ===========    ===========

Diluted weighted average number of shares outstanding     4,749,000      4,866,620
                                                        ===========    ===========










See Notes to Condensed Consolidated Financial Statements.


Item 1. Financial Statements. (Continued)


                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Three Months Ended December 31,
                                                     -------------------------------
                                                            2004         2003
                                                         ---------    ---------

Cash flows from operating activities:
Net income                                               $  16,458    $   9,434
Adjustment to reconcile net income to net
   cash provided by operating activities:
         Depreciation, depletion and amortization           15,565        9,725
         (Gain) loss on sale of securities                     125       (2,024)
Changes in operating assets and liabilities:
         Decrease in prepaid expense                         5,452        4,465
         (Increase) in accounts receivable                 (40,761)     (12,963)
         Increase (decrease) in accounts payable
         and accrued expenses                               13,001      (29,114)
                                                         ---------    ---------

Net cash flow provided (used) by operations                  9,840      (20,477)
                                                         ---------    ---------

Cash flows from investing activities:

Proceeds from sale of investment securities                 52,238        2,024
Additions to oil and gas properties                         (2,158)     (36,266)
Additions to equipment                                     (33,715)        --
                                                         ---------    ---------
Net cash flows provided  (used) by
   investing activities                                     16,365      (34,242)
                                                         ---------    ---------

Net increase (decrease) in cash                             26,205      (54,719)

Cash and cash equivalents at beginning of period            51,397      124,099
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  77,602    $  69,380
                                                         =========    =========


                   Schedule of Non-cash Investing Activities
                   -----------------------------------------


Decrease (increase) in unrealized gain
         on securities available for sale                $  (4,774)   $   9,040
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

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited. However, in our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended September 30, 2004.

     Except for the historical information contained in this Form 10-QSB, this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as our Annual Report on Form 10-KSB for the year ended September 30, 2004.

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

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings per share for the three months ended:

                                                           December 31,
                                 ---------------------------------------------------------------
                                              2004                             2003
                                 ------------------------------   ------------------------------
                                                          Per                              Per
                                    Net                  Share      Net                   Share
                                   Income     Shares     Amount    Income      Shares     Amount
                                 ---------   ---------   ------   ---------   ---------   ------
Basic earnings per share:
     Net income
     and share amounts           $  16,458   4,569,000   $ --     $   9,434   4,569,000   $ --

Dilutive securities:
     Stock options                             180,000                          297,620
                                 ---------   ---------   ------   ---------   ---------   ------

Diluted earnings per share:
     Net income and
      assumed share conversion   $  16,458   4,749,000   $ --     $   9,434   4,866,620   $ --
                                 =========   =========   ======   =========   =========   ======



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

INCOME TAXES

     We have made no provision for income taxes for the three-month period ended December 31, 2004 since the pre-tax accounting income will be offset by net operating loss carryforwards. We had approximately $1,771,090 of such carryforwards at September 30, 2004.

INVESTMENT IN SECURITIES

     We follow SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for our security investments. In accordance with SFAS No. 115, our investment in securities has been classified as available-for-sale because they are being held for an indefinite period of time. Under the available-for-sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains and losses recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations as of the end of each quarter. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

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

STOCK BASED COMPENSATION

     We have adopted SFAS Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. We will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

NEW ACCOUNTING PRONOUNCEMENTS

FASB 151 -  Inventory Costs

     In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FASB 151 -  Inventory Costs (continued)

wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 152 - Accounting for Real Estate Time-Sharing Transactions

     In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 153 - Exchanges of Non-monetary Assets

     In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FASB 123 (revised 2004) - Share-Based Payments

     In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

     A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

     A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

     The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

     Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FASB 123 (revised 2004) - Share-Based Payments (continued)

     The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

     The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

NOTE 2 -- ESTIMATES AND RISKS

     The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which we carry liability insurance. At this time, we know of no substantial costs from environmental accidents or events for which we may be currently liable. In addition, our oil and gas business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Price declines reduce the estimated proved reserves and increase annual amortization expense (which is based on proved reserves).

NOTE 3 -- STOCK OPTIONS

     The following schedule summarizes information with respect to options granted under our equity plans:
                                                 Number       Weighted Average
                                                   of        Exercise Price of
                                                 Shares      Shares Under Plans
                                                 ------      ------------------

Outstanding September 30, 2004                   750,000           $   .19
Granted                                             --              --
Exercised                                           --              --
Forfeited or expensed                               --              --
                                                 -------           -------
Outstanding December 31, 2004                    750,000           $   .19
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

     During the three months ended December 31, 2004, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer of our gas transmission pipeline segment totaled $97,239, or approximately 90% of our revenues for the three months ended December 31, 2004.

     There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since the last annual report.

Segment information for the three months ended December 31, 2004 and 2003 is as follows:

                         Oil and Gas    Pipeline       Mining      Corporate   Consolidated
                         -----------   ----------    ----------   ----------   ------------
Revenues
     2004                 $  104,754   $   38,383    $     --     $    8,118    $  151,245
     2003                     77,882       46,734          --          8,409       133,025

Income (Loss)
From Operations
     2004                 $   83,669   $   (2,592)   $     --     $  (64,619)   $   16,458
     2003                     60,668        6,882          --        (58,116)        9,434

Identifiable Assets
     2004                 $  523,088   $  273,112    $   28,706   $  548,655    $1,373,561
     2003                    380,504      237,517        33,706      686,209     1,337,936

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2004                 $    8,096   $    7,073    $     --     $      396    $   15,565
     2003                      5,100        2,800          --          1,825         9,725

Capital Expenditures
     2004                 $    2,158   $   33,715    $     --     $     --      $   35,873
     2003                     36,242         --            --           --          36,242

NOTE 5 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the quarter ended December 31, 2002, we acquired five gas wells near our pipeline system. Construction of from three to six miles of new pipeline will be required to connect the new wells. This construction has been delayed due to right-of-way complications.

     During the quarter ended December 31, 2004, we continued to acquire the right-of-ways needed to construct part of the above pipeline and construction should start as soon as the weather permits. We also purchased at a cost of $22,929 nearly 14,000 feet of gas pipe necessary to complete the connection of two new gas wells.

NOTE 6 -- MINERAL ACTIVITIES

DOBLER GOLD MINE PROSPECT -- BROADWAY COUNTY, MONTANA

     During January 2005 we were notified by Montana Mining Corp. that it was not going to exercise its option to acquire the Dobler prospect for a payment of $200,000. Since July 19, 2002 we have received non-refundable payments from Montana Mining Corp. totaling $25,000 which reduced our basis in the prospect to $28,706. We are in the process of getting an option release from Montana Mining Corp. and then we will record it in Broadwater County, Montana. We plan to list the property for sale as real estate and expect to sell the property for significantly more than our cost basis.

NOTE 7 -- COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments. We report the unrealized gain on the investment in securities in our Consolidated Balance Sheet. The table below details the changes during the three months ended December 31, 2004 and 2003, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Three months ended December 31, 2004
------------------------------------
Accumulated other comprehensive income at September 30, 2004             $16,047

Change in unrealized gain on securities held for sale                      4,774

                                                                         -------
Accumulated other comprehensive income at December 31, 2004              $20,821
                                                                         =======

Three months ended December 31, 2003
------------------------------------
Accumulated other comprehensive income at September 30, 2003             $23,751

Change in unrealized gain on securities held for sale                      9,040

                                                                         -------
Accumulated other comprehensive income at December 31, 2003              $32,791
                                                                         =======

Item 2. Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, our current assets were $586,476 and current liabilities were $34,844 and we had positive working capital of $551,632 compared to current assets of $577,325 at September 30, 2004 and current liabilities of $21,843 at September 30, 2004, resulting in working capital at September 30, 2004 of $555,482. Our working capital decreased $3,850, or less than 1%.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2004 compared to December 31, 2003

     Due to an increase in the average sales price received for our gas and a small decline in production volumes, revenue from our oil, gas and pipeline sales increased for the three months ended December 31, 2004 when compared to the same period in 2003. While our oil and gas production decreased 19.5%, the price received for our natural gas increased from an average of $2.69 per MCF for the three months ended December 31, 2003 compared to an average of $4.53 per MCF for the three months ended December 31, 2004, a 68% increase. Oil and gas sales increased 34.5%, or $26,782, from $77,882 to $104,754. Pipeline sales were $38,373 for the three months ended December 31, 2004 and $46,734 for the three months ended December 31, 2003, a decrease of $8,361, or 17.9%, due to the increase in prices and a larger portion of the sales price being allocated to working and royalty interest owners which effectively reduced the pipeline sales. Interest and other revenue of $8,243 for the three months ended December 31, 2004 increased from $6,385 for the three months ended December 31, 2003 primarily due to an increase in yield on bonds currently held when compared to the yield received from bonds that matured in fiscal 2003. A bond was called and we sold a bond for a loss of $125, which was realized for the three months ended December 31, 2004 compared to $2,024 gain for the three months ended December 31, 2003. Oil and gas and pipeline operating costs decreased $1,795, or 3.7% from $49,166 to $47,371 when comparing the three months ended December 31, 2004 to December 31, 2003. These costs remained fairly unchanged when comparing the two periods.

     General and administrative expenses totaled $71,851 for the three months ended December 31, 2004, compared to $64,700 for the three-month period ended December 31, 2003. The increase of $7,151, or 11%, in general and administrative costs was primarily due to an increase in salaries paid to officers and employees, increased legal and travel expenses.

CONTRACTUAL OBLIGATIONS

     We have no contractual obligations as of December 31, 2004.

     We lease our corporate offices in Denver, Colorado under the terms of an operating lease, which expired on December 31, 2004. We are currently leasing the office space on a month-to-month basis. Yearly payments under the lease are $12,456.

     We have an operating lease on a gas compressor that we use in our pipeline operation. The lease is renewable on a month-to-month basis at a rate of $2,073 per month or $24,876 per year.

     We also lease a compressor site from a third party. We can cancel the lease upon thirty - day written notice. The lease payment for the calendar year 2005 is $9,000 and was paid in January 2005. If we elect to continue the lease in 2006, the lease payment for that year will be $10,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Reserve Estimates:

     Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumula- tions of oil and natural gas that are difficult to

Reserve Estimates (Continued):

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

     We have held preliminary discussions with our independent accountants with respect to our future compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We understand the Securities and Exchange Commission is considering certain relief measures for small business issuers. In the meantime, we intend to continue our discussions with our independent accountants to determine whether we have, and wish to devote, the management and financial resources required to comply with the referenced Section 404. If not, we may elect to suspend our reporting obligations under the Securities Exchange Act of 1934 because we have fewer than 300 shareholders.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         N/A

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

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

                                           MONUMENT RESOURCES, INC.
                                           (Registrant)


Date:  February 11, 2005                   By:  /s/ A.G. Foust
                                           -------------------------------
                                           A.G. Foust, President
                                           (Chief Executive Officer, Principal
                                           Financial and Accounting Officer) and
                                           a Director

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER       DESCRIPTION
  ------       -----------

  31.1         Certification of Chief Executive and Financial Officer under
               Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1         Certification of Chief Executive and Financial Officer under
               Section 906 of the Sarbanes-Oxley Act of 2002.