Form 10QSB
period 2005-03-31
MONUMENT RESOURCES INC
filed 2005-05-09
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2005

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

                       Yes      X       No
                            --------       ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,569,000 shares of common stock were outstanding at May 9, 2005.

Transitional Small Business Disclosure Format (Check One):

                        Yes                    No      X
                             ---------             ---------

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                      INDEX

                                                                    Page Number
                                                                    -----------

PART I.        FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Balance Sheets as of                2
               March 31, 2005 and September 30, 2004

               Condensed Consolidated Statements of Operations            4
               for the Three Months and Six Months ended
               March 31, 2005 and 2004

               Condensed Consolidated Statements of Cash Flows            5
               for the Six Months ended March 31, 2005 and 2004

               Notes to Condensed Consolidated Financial Statements       6

     Item 2.   Management's Discussion and Analysis of                   16
               Financial Condition and Results of Operations

     Item 3.   Controls and Procedures                                   19

PART II.       OTHER INFORMATION                                         20

               Signatures                                                21

               Exhibit Index                                             22



Item 1. Financial Statements.


                                MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          March 31,               September 30,
                                                             2005                     2004
ASSETS                                                   (Unaudited)                (Audited)
                                                         -----------              -------------
Current assets
         Cash and cash equivalents                       $  128,464                $   51,397
         Investment in securities, at market                417,688                   478,481
         Accounts receivable                                 52,119                    28,268
         Prepaid expenses                                     8,825                    19,179
                                                         ----------                ----------

Total current assets                                        607,096                   577,325

Mineral property held for sale                               28,706                    28,706
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depletion                       433,513                   442,015

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                         158,972                   157,793
         Property and equipment, net of
           accumulated depreciation                         132,850                   113,468
                                                         ----------                ----------

Net property and equipment                                  291,822                   271,261

Investments in securities, at market                         43,352                    20,021
                                                         ----------                ----------

Total assets                                             $1,404,489                $1,339,328
                                                         ==========                ==========


See Notes to Condensed Consolidated Financial Statements.






Item 1.  Financial Statements. (Continued)


                                MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           March 31,                September 30,
                                                             2005                      2004
LIABILITIES AND STOCKHOLDERS' EQUITY                     (Unaudited)                 (Audited)
                                                         -----------                -------------
Current liabilities
         Accounts payable and accrued expenses           $    25,693                $    21,843

Asset retirement obligation                                   27,569                     27,569
                                                         -----------                -----------

Total liabilities                                             53,262                     49,412

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued                          --                         --
Common Stock, no par value, authorized
         10,000,000 shares; 4,569,000 issued
         and outstanding on March 31, 2005
         and September 30, 2004                            3,148,018                  3,148,018
Accumulated deficit                                       (1,829,619)                (1,874,149)
Unrealized gain on investment in securities                   32,828                     16,047
                                                         -----------                -----------

Total stockholders' equity                                 1,351,227                  1,289,916
                                                         -----------                -----------

Total liabilities and stockholders' equity               $ 1,404,489                $ 1,339,328
                                                         ===========                ===========


See Notes to Condensed Consolidated Financial Statements.




Item 1.  Financial Statements. (Continued)


                                           MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                Three Months                        Six Months
                                                               Ended March 31,                    Ended March 31,
                                                               --------------                     --------------
                                                            2005             2004             2005              2004
                                                            ----             ----             ----              ----
Revenue
         Oil and gas sales                              $   103,476      $    94,202       $   208,230       $   172,084
         Pipeline income                                     41,523           43,947            79,896            90,681
         Interest and other                                   2,559            9,391            10,802            15,776
         Gain (loss) on securities sale                        --               (749)             (125)            1,275
                                                        ----------------------------       -----------------------------

                  Total                                     147,558          146,791           298,803           279,816
                                                        ----------------------------       -----------------------------

Expenses
         Oil and gas operating expense                       16,667           12,603            29,626            24,717
         Pipeline operating expense                          48,823           41,185            83,235            78,237
         General and administrative                          41,027           43,226           112,878           107,926
         Depletion, depreciation and amortization            12,969            9,725            28,534            19,450
                                                        ----------------------------       -----------------------------

                  Total                                     119,486          106,739           254,273           230,330
                                                        ----------------------------       -----------------------------

Net income                                              $    28,072      $    40,052       $    44,530       $    49,486
                                                        ============================       =============================
Basic income per common share                           $       .01      $       .01       $       .01       $       .01
                                                        ============================       =============================
Diluted income per common share                         $       .01      $       .01       $       .01       $       .01
                                                        ============================       =============================
Weighted average number of shares outstanding             4,569,000        4,569,000         4,569,000         4,569,000
                                                        ============================       =============================

Diluted weighted average number of shares outstanding     4,749,000        4,893,627         4,749,000         4,893,627
                                                        ============================       =============================


See Notes to Condensed Consolidated Financial Statements.




Item 1.  Financial Statements. (Continued)


                          MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                               Six Months Ended March 31,
                                                               --------------------------
                                                              2005                   2004
                                                              ----                   ----

Cash flows from operating activities:
Net income                                                 $  44,530              $  49,486
Adjustment to reconcile net income to net
   cash provided by operating activities:
         Depreciation, depletion and amortization             28,534                 19,450
         (Gain) loss on sale of securities                       125                 (1,275)
Changes in operating assets and liabilities:
         Decrease in prepaid expense                          10,354                  8,930
         (Increase) in accounts receivable                   (23,851)               (16,823)
         Increase (decrease) in accounts payable
         and accrued expenses                                  3,850                (20,664)
                                                           ---------              ---------

Net cash flow provided (used) by operations                   63,542                 39,104
                                                           ---------              ---------

Cash flows from investing activities:

Proceeds from sale of investment securities                   54,118                105,748
Additions to oil and gas properties                           (2,158)               (96,678)
Additions to equipment                                       (38,435)                (1,601)
Purchase of investment securities                               --                 (100,000)
                                                           ---------              ---------

Net cash flows provided  (used) by
   investing activities                                       13,525                (92,531)
                                                           ---------              ---------

Net increase (decrease) in cash                               77,067                (53,427)

Cash and cash equivalents at beginning of period              51,397                124,099
                                                           ---------              ---------

Cash and cash equivalents at end of period                 $ 128,464              $  70,672
                                                           =========              =========


                         Schedule of Non-cash Investing Activities
                         -----------------------------------------


Increase (decrease) in unrealized gain
         on securities available for sale                  $  16,781              $  (3,164)
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

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

     The Company recognizes its share of sales of oil and gas production, net of transportation fees (pipeline income), at the time of delivery of the product to the purchaser.

     Pipeline income is earned from the transportation of gas from the wellhead to the purchaser. Pipeline income is contractually determined and is recognized at the time of delivery of the product to the purchaser.

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

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings per share for the six months ended:

                                                                              March 31,
                                         ---------------------------------------------------------------------------------
                                                           2005                                      2004
                                         ---------------------------------------   ---------------------------------------
                                                                           Per                                       Per
                                           Net                            Share        Net                          Share
                                         Income           Shares          Amount     Income         Shares          Amount
                                         ------           ------          ------     ------         ------          ------

Basic earnings per share:
     Net income
     and share amounts                  $  44,530       4,569,000       $   .01    $  49,486       4,569,000       $   .01

Dilutive securities:
     Stock options                                        180,000                                    324,627
                                        ---------       ---------       -------    ---------       ---------       -------

Diluted earnings per share:
     Net income and
      assumed share conversion          $  44,530       4,749,000       $   .01    $  49,486       4,893,627       $   .01
                                        =========       =========       =======    =========       =========       =======

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

     We have made no provision for income taxes for the six month period ended March 31, 2005 since taxable income will be offset by net operating loss carryforwards. We had approximately $1,771,090 of such carryforwards at September 30, 2004.

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

COMPREHENSIVE INCOME

     We have adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, we report unrealized gains and losses on investments in debt and equity securities as changes in equity on an annual basis only (but not for quarterly periods).

ASSET RETIREMENT OBLIGATIONS

     We have adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have adopted SFAS No. 143 and recorded our estimated obligations. Quarterly accretion is not material.

STOCK BASED COMPENSATION

     We have adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. We will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

NEW ACCOUNTING PRONOUNCEMENTS

FASB 151 -  Inventory Costs

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FASB 151 -  Inventory Costs (continued)

period charge regardless of whether they meet the criterion specified in ARB No.
43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on our financial statements once adopted.

FASB 152 - Accounting for Real Estate Time-Sharing Transactions

     In December 2004, the FASB issued SFAS No. 152, which amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on our financial statements once adopted.

FASB 153 - Exchanges of Non-monetary Assets

     In December 2004, the FASB issued SFAS No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on our financial statements once adopted.

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FASB 123 R (revised 2004) - Share-Based Payments

     In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

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

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FASB 123 R (revised 2004) - Share-Based Payments (continued)

     The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

     The effective date of this Statement for the Company is the first interim reporting period after the Company's year end or the period ending December 31, 2005, unless such deadline is extended by the SEC. Management intends to comply with this Statement at the scheduled effective date for our relevant financial statements and does not believe the adoption of the Statement will have a material impact on the Company's financial statements.

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

NOTE 3 -- STOCK OPTIONS

     The following schedule summarizes information with respect to options granted under our equity plans:


                                       Number              Weighted Average
                                         of              Exercise Price of
                                       Shares             Shares Under Plans
                                       ------             ------------------

Outstanding September 30, 2004        750,000                $   .19
Granted                                  --                     --
Exercised                                --                     --
Forfeited or expensed                    --                     --
                                      -------                -------
Outstanding March 31, 2005            750,000                $   .19
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

     During the six months ended March 31, 2005, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer of our gas transmission pipeline segment totaled $193,803, or approximately 93% of our revenues for the six months ended March 31, 2005.

     There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since the last annual report.

Segment information for the six months ended March 31, 2005 and 2004 is as follows:

                             Oil and Gas       Pipeline       Mining       Corporate        Consolidated
                             -----------       --------       ------       ---------        ------------
Revenues
     2005                   $  208,230        $  79,896     $     --       $  10,677         $  298,803
     2004                      172,084           90,681           --          17,051            279,816

Income (Loss)
From Operations
     2005                   $  162,346        $ (14,823)    $     --       $(102,993)        $   44,530
     2004                      137,167            6,844           --         (94,525)            49,486

Identifiable Assets
     2005                   $  515,715        $ 257,192     $   28,706     $ 602,876         $1,404,489
     2004                      423,884          211,554         33,706       705,090          1,374,234

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2005                   $   16,258        $  11,484     $     --       $     792         $   28,534
     2004                       10,200            5,600           --           3,650             19,450

Capital Expenditures
     2005                   $     --          $  38,485     $     --       $   2,158         $   40,643
     2004                       96,678             --             --           1,601             98,279


NOTE 5 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the quarter ended December 31, 2002, we acquired five gas wells near our pipeline system. Construction of from three to six miles of new pipeline will be required to connect the new wells. Construction has been delayed due to right-of-way complications.

     During the quarter ended March 31, 2005, we continued to acquire the right-of-ways needed to construct part of the above pipeline and construction began in April 2005 and should be completed during the quarter ending June 30, 2005. We also purchased at a cost of $22,929 nearly 14,000 feet of gas pipe necessary to complete the connection of two new gas wells.

NOTE 6 -- MINERAL ACTIVITIES

DOBLER GOLD MINE PROSPECT -- BROADWAY COUNTY, MONTANA

     During January 2005, we were notified by Montana Mining Corp. that it was not going to exercise its option to acquire the Dobler prospect for a payment of $200,000. Since July 19, 2002, we have received non-refundable payments from Montana Mining Corp. totaling $25,000, which reduced our basis in the prospect to $28,706. Our current plan is to list the property for sale as real estate for significantly more than our cost basis.

NOTE 7 -- COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments. We report the unrealized gain on the investment in securities in our Consolidated Balance Sheet. The table below details the changes during the three months ended March 31, 2005 and 2004, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Three months ended March 31, 2005
---------------------------------
Accumulated other comprehensive income at September 30, 2004           $ 16,047

Change in unrealized gain on securities held for sale                    16,781
                                                                       --------
Accumulated other comprehensive income at March 31, 2005               $ 32,828
                                                                       ========

Three months ended March 31, 2004
---------------------------------
Accumulated other comprehensive income at September 30, 2003           $ 23,751

Change in unrealized gain on securities held for sale                    (3,164)
                                                                       --------
                                                                       --------
Accumulated other comprehensive income at March 31, 2004               $ 20,587
                                                                       ========

Item 2.  Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2005, our current assets were $607,096 and current liabilities were $25,693 and we had positive working capital of $581,403 compared to current assets of $577,325 at September 30, 2004 and current liabilities of $21,843 at September 30, 2004, resulting in working capital at September 30, 2004 of $555,482. Our working capital increased $25,921, or 4.7%.

     At the present time, our primary source of cash for operations and exploration is our current working capital, including $128,464 of cash held in a demand deposit account, cash that can be raised by selling shares held for investment or our investment in U.S. government sovereign agency securities and other corporate bonds, with a market value of $417,688 at March 31, 2005, and funds derived from our oil and gas operations. We have in the past, and plan in the future, to rely on joint venture partners or equity funding to supply some of the funds needed to evaluate and develop our properties. Any inability we may have to raise additional capital through a stock offering, to liquidate our securities holdings or obtain third party funding may limit development of most of our properties.

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

RESULTS OF OPERATIONS

     Due to an increase in the average sales price received for our gas and despite a decline in production volumes, revenue from our oil, gas and pipeline sales increased for the six months ended March 31, 2005 when compared to the same period in 2004. While our oil and gas production decreased 12.3%, the price received for our natural gas increased from an average of $3.14 per MCF for the six months ended March 31, 2004 compared to an average of $4.32 per MCF for the six months ended March 31, 2005, a 37.6% increase. Oil and gas sales increased 21%, or $36,146, from $172,084 to $208,230. Pipeline sales were $79,896 for the six months ended March 31, 2005 and $90,681 for the six months ended March 31, 2004, a decrease of $10,785, or 11.9%, due to an increase in prices and a decrease in volume. Interest and other revenue of $10,802 for the six months ended March 31, 2005 decreased from $15,776 for the six months ended March 31, 2004 primarily due to a decrease in yield on bonds currently held when compared to the yield received from bonds that matured in fiscal 2004. A bond was sold at a loss of $125 for the six months ended March 31, 2005 compared to $1,275 gain for the six months ended March 31, 2004. Oil and gas and pipeline operating costs increased $10,000 for the six months ended March 31, 2005 when compared to March 31, 2004 primarily due to increased fuel cost, water disposal fees and expensing of a bonus to field personnel.

     General and administrative expenses totaled $112,878 for the six months ended March 31, 2005, compared to $107,926 for the six-month period ended March 31, 2004. The increase of $4,592 in general and administrative costs was primarily due to an increase in salaries paid to officers and employees.

     Due to an increase in the average sales price received for our gas and despite a decline in production volumes, revenue from our oil, gas and pipeline sales increased for the three months ended March 31, 2005 when compared to the same period in 2004. While our oil and gas production decreased, the price received for our natural gas increased from an average of $3.58 per MCF for the three months ended March 31, 2004 compared to an average of $4.13 per MCF for the three months ended March 31, 2005, a 15.4% increase. Oil and gas sales increased $9,274, from $94,202 to $103,476. Pipeline sales were $41,523 for the three months ended March 31, 2005 and $43,947 for the three months ended March 31, 2004, a decrease of $2,424, or 5.5%, due primarily to increased prices which was partially offset by decreased production. Interest and other revenue of $2,559 for the three months ended March 31, 2005 decreased from $9,391 for the three months ended March 31, 2004 primarily due to a decrease in yield on bonds currently held when compared to the yield received from bonds that matured in fiscal 2004. A bond was reclassified as a return of principal from sale of bonds resulting in a loss of $749 for the three months ended March 31, 2004. Oil and gas and pipeline operating costs increased 32.2% and 18.5%, respectively, primarily due to salary and fuel increases when comparing the three months ended March 31, 2005 to March 31, 2004.

     General and administrative expenses totaled $41,027 for the three months ended March 31, 2005, compared to $43,226 for the three month period ended March 31, 2004. The increase of $2,199, or 5%, in general and administrative costs was primarily due to an increase in salaries paid to officers and employees.

CONTRACTUAL OBLIGATIONS

     We have no long-term contractual obligations as of March 31, 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Financial Statements.

Reserve Estimates:

     Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual costs. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

          N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibit 31.1 -- Certification of Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.1--Certification of the Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the issuer during the quarter ended March 31, 2005. On April 20, 2005, the issuer filed a report on Form 8-K stating that Stewart A. Jackson, a director, had resigned that position as of January 17, 2005.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MONUMENT RESOURCES, INC.
                                    (Registrant)


Date:  May 9, 2005                   By:  /s/ A.G. Foust
                                        ----------------------------------------
                                         A.G. Foust, President
                                         (Chief Executive Officer, Principal
                                         Financial and Accounting Officer) and
                                         a Director

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