Form 10QSB
period 2005-06-30
MONUMENT RESOURCES INC
filed 2005-08-15
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,319,000 shares of common stock were outstanding at August 10, 2005.

Transitional Small Business Disclosure Format (Check One):

                            Yes            No   X
                                 ------       -----

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                      INDEX

                                                                    Page Number
                                                                    -----------

PART I.        FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Balance Sheets as of              2-3
               June 30, 2005 and September 30, 2004

               Condensed Consolidated Statements of Operations          4
               for the Three Months and Nine Months ended
               June 30, 2005 and 2004

               Condensed Consolidated Statements of Cash Flows          5
               for the Nine Months ended June 30, 2005 and 2004

               Notes to Condensed Consolidated Financial Statements     6

     Item 2.   Management's Discussion and Analysis of                  17
               Financial Condition and Results of Operations

     Item 3.   Controls and Procedures                                  20

PART II.       OTHER INFORMATION                                        22

               Signatures                                               23

               Exhibit Index                                            24

Item 1. Financial Statements.


                              MONUMENT RESOURCES, INC. AND SUBSIDIARY
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            June 30,               September 30,
                                                              2005                     2004
ASSETS                                                     (Unaudited)               (Audited)
------                                                     -----------               ---------

Current assets
         Cash and cash equivalents                         $  227,910                $   51,397
         Investment in securities, at market                  428,684                   478,481
         Accounts receivable                                   36,043                    28,268
         Stock subscription receivable                         20,000                      --
         Other receivables                                     27,000                      --
         Prepaid expenses and other assets                     44,525                    19,179
                                                           ----------                ----------

Total current assets                                          784,162                   577,325

Mineral property held for sale                                 28,706                    28,706
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depletion                         430,301                   442,015

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                           212,079                   157,793
         Property and equipment, net of
           accumulated depreciation                            98,995                   113,468
                                                           ----------                ----------

Net property and equipment                                    311,074                   271,261

Investments in securities, at market                             --                      20,021
                                                           ----------                ----------

Total assets                                               $1,554,243                $1,339,328
                                                           ==========                ==========




See Notes to Condensed Consolidated Financial Statements.



Item 1.  Financial Statements. (Continued)


                          MONUMENT RESOURCES, INC. AND SUBSIDIARY
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             June 30,                  September 30,
                                                               2005                       2004
LIABILITIES AND STOCKHOLDERS' EQUITY                        (Unaudited)                 (Audited)
------------------------------------                        -----------                 ---------

Current liabilities
         Accounts payable and accrued expenses              $    25,783                $    21,843

Asset retirement obligation                                      27,569                     27,569
                                                            -----------                -----------

Total liabilities                                                53,352                     49,412

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued                             --                         --
Common Stock, no par value, authorized
         10,000,000 shares; 5,319,000 issued
         and outstanding on June 30, 2005 and
         4,569,000 issued and outstanding on
         September 30, 2004                                   3,290,518                  3,148,018
Accumulated deficit                                          (1,793,607)                (1,874,149)
Unrealized gain on investment in securities                       3,980                     16,047
                                                            -----------                -----------

Total stockholders' equity                                    1,500,891                  1,289,916
                                                            -----------                -----------

Total liabilities and stockholders' equity                  $ 1,554,243                $ 1,339,328
                                                            ===========                ===========





See Notes to Condensed Consolidated Financial Statements.



Item 1.  Financial Statements. (Continued)


                                         MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                                     Three Months                      Nine Months
                                                                     Ended June 30,                   Ended June 30,
                                                                     -------------                    -------------
                                                                  2005            2004             2005             2004
                                                                  ----            ----             ----             ----
Revenue
         Oil and gas sales                                   $    94,268      $    86,103       $   302,498      $   258,187
         Pipeline income                                          31,529           37,221           111,425          127,902
         Interest and other                                        7,748            5,673            18,550           21,449
         Gain (loss) on sale of assets                            47,913           (1,100)           47,788              175
                                                             ----------------------------       ----------------------------

                  Total                                          181,458          127,897           480,261          407,713
                                                             ----------------------------       ----------------------------

Expenses
         Oil and gas operating expense                            11,840           16,073            41,466           40,790
         Pipeline operating expense                               55,955           37,837           139,190          116,074
         General and administrative                               63,506           51,966           176,384          159,892
         Depletion, depreciation and amortization                 14,143            9,475            42,677           28,925
                                                             ----------------------------       ----------------------------

                  Total                                          145,444          115,351           399,717          345,681
                                                             ----------------------------       ----------------------------


Net income                                                   $    36,014      $    12,546       $    80,544      $    62,032
                                                             ============================       ============================
Basic income per common share                                $       .01      $      --         $       .02      $       .01
                                                             ============================       ============================
Diluted income per common share                              $       .01      $      --         $       .02      $       .01
                                                             ============================       ============================
Weighted average number of shares outstanding                  4,827,242        4,569,000         4,655,080        4,569,000
                                                             ============================       ============================

Diluted weighted average number of shares outstanding          4,827,242        4,887,182         4,655,080        4,887,182
                                                             ============================       ============================




See Notes to Condensed Consolidated Financial Statements.



Item 1.  Financial Statements. (Continued)


                             MONUMENT RESOURCES, INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                          Nine Months Ended June 30,
                                                                          --------------------------
                                                                         2005                   2004
                                                                         ----                   ----
Cash flows from operating activities:
Net income                                                            $  93,544              $  62,032
Adjustment to reconcile net income to net
   cash provided by operating activities:
         Depreciation, depletion and amortization                        42,677                 28,925
         Gain on sale of property and
            investment securities                                       (47,788)                  (175)
         Change in deferred tax asset                                   (13,000)                  --
Changes in operating assets and liabilities:
         Decrease in prepaid expenses and other assets                  (25,346)                13,395
         (Increase) in accounts and other receivables                   (34,775)               (19,329)
         Increase (decrease) in accounts payable
         and accrued expenses                                             3,940                (32,793)
                                                                      ---------              ---------

Net cash flow provided by operations                                     19,252                 52,055
                                                                      ---------              ---------

Cash flows from investing activities:

Proceeds from sale of investment securities                              55,223                162,258
Additions to oil and gas properties                                      (2,109)               (99,360)
Additions to pipeline                                                   (68,669)               (77,237)
Proceeds from sale of property and
   Investment securities                                                 50,316                   --
Purchase of investment securities                                          --                 (100,000)
                                                                      ---------              ---------

Net cash flows provided (used) by
   investing activities                                                  34,761               (114,339)
                                                                      ---------              ---------

Cash flows from financing activities:
  Proceeds from sale of common stock                                    122,500                   --
                                                                      ---------              ---------

Net increase (decrease) in cash                                         176,513                (62,284)

Cash and cash equivalents at beginning of period                         51,397                124,099
                                                                      ---------              ---------

Cash and cash equivalents at end of period                            $ 227,910              $  61,815
                                                                      =========              =========

                             Schedule of Non-cash Investing Activities
                             -----------------------------------------

Decrease) in unrealized gain
         on securities available for sale                             $ (12,067)             $ (17,011)
                                                                      =========              =========

Receivable from exercise of stock options                             $  20,000              $    --
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

                                                      5

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Monument Resources, Inc, (the "Company") was organized under the laws of the State of Colorado on October 1, 1984. We are in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from our oil and gas properties. Our mineral property is in Montana. Our oil and gas properties are in Leavenworth County, Kansas and Kimball County, Nebraska. We also operate a gas pipeline in conjunction with our Leavenworth gas wells.

     At a shareholders meeting held on June 30, 2005, the shareholders approved a plan to liquidate our oil and gas and other assets and liquidate the Company through a liquidating dividend. To this end, a number of our properties have been liquidated for cash and our principal asset, the Leavenworth County, Kansas gas project has been contracted for sale to an unrelated third party for $1,800,000 of which $300,000 was received subsequent to the end of the quarter ending June 30, 2005. (See Note 8) However, there is no assurance that the transaction will be completed as planned.

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

CONSOLIDATION

     The accompanying condensed consolidated financial statements include the accounts of the Company, and our wholly owned Kansas subsidiary, COG Transmission Corporation. All inter-company transactions and balances have been eliminated in consolidation.

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

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings per share for the nine months ended:

                                                                            June 30,
                                       --------------------------------------------------------------------------------------
                                                        2005                                            2004
                                       ---------------------------------------        ---------------------------------------
                                                                         Per                                            Per
                                          Net                           Share            Net                           Share
                                        Income          Shares          Amount         Income          Shares          Amount
                                        ------          ------          ------         ------          ------          ------

Basic earnings per share:
     Net income
     and share amounts                 $  80,544       4,655,080       $     .02      $  62,032       4,569,000       $   .01

Dilutive securities:
     Stock options                                          --                                          318,182
                                       ---------       ---------       ---------       ---------       --------       -------

Diluted earnings per share:
     Net income and
      assumed share conversion         $  80,544       4,655,080       $     .02       $  62,032       4,887,182       $   .01
                                       =========       =========       =========       =========       =========       =======

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

INCOME TAXES

     We have made no provision for income taxes for the nine month period ended June 30, 2005 since taxable income will be offset by net operating loss carryforwards. We had approximately $1,732,935 of such carryforwards at September 30, 2004.

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

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FASB 154 -Accounting for Changes and Error Corrections

     In May 2005, the FASB issued FASB Statement 154. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Management believes this Statement will have no impact on our financial statements once adopted.

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

NOTE 3 -- STOCK OPTIONS

         The following schedule summarizes information with respect to options granted under our equity plans:
                                             Number            Weighted Average
                                              of               Exercise Price of
                                             Shares           Shares Under Plans
                                             ------           ------------------

Outstanding September 30, 2004               750,000              $   .19
                                                                  =======
Granted                                         --
Exercised                                   (750,000)             $   .19
                                                                  =======
Forfeited or expensed                           --
                                             -------
Outstanding June 30, 2005                       -0-
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

     During the nine months ended June 30, 2005, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer totaled $319,041, or approximately 66% of our revenues for the nine months ended June 30, 2005.

     There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since the last annual report, however, on June 30, 2005, the shareholders approved a plan to liquidate the Company (See Note 8).

Segment information for the nine months ended June 30, 2005 and 2004 is as follows:

                            Oil and Gas        Pipeline       Mining       Corporate        Consolidated
                            -----------        --------       ------       ---------        ------------
Revenues
     2005                    $ 302,498        $ 111,425     $     --      $    66,338        $   480,261
     2004                      258,187          127,902           --           21,624            407,713

Income (Loss)
     2005                    $ 238,821        $ (47,043)    $     --      $  (111,234)       $   80,544
     2004                      202,197            3,578           --         (143,743)           62,032

Identifiable Assets
     2005                    $ 512,514        $ 303,254     $   28,706    $   709,769        $1,554,243
     2004                      418,903          317,398         33,706        590,797         1,360,804

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2005                   $   22,211        $  19,278      $    --      $     1,188        $    42,677
     2004                       15,200            8,250           --            5,475             28,925

Capital Expenditures
     2005                   $    2,109        $  68,669      $    --      $      --          $    70,778
     2004                       99,360           77,237           --             --              176,597

NOTE 5 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the quarter ended December 31, 2002, we acquired five gas wells near our pipeline system. Construction of from three to six miles of new pipeline will be required to connect the new wells. Construction of the pipeline began in April 2005 but was delayed due to right-of-way issues.

     During the quarter ended June 30, 2005, we continued to acquire the right-of-ways needed to construct part of the above pipeline and the pipeline should be completed during the quarter ending September 30, 2005. We also purchased at a cost of $22,929 nearly 14,000 feet of gas pipe necessary to complete the connection of two new gas wells.

GALVAN RANCH PROPERTY- WEBB COUNTY, TEXAS

     During the quarter ended June 30, 2005 we sold our 2% overriding royalty interests in the property to a third party for $27,000. The sale was effective June 1, 2005. This sale is consistent with our plans to liquidate the Company through a liquidating dividend.

NOTE 6 -- MINERAL ACTIVITIES

DOBLER GOLD MINE PROSPECT -- BROADWAY COUNTY, MONTANA

     Since July 19, 2002, we have received non-refundable payments from Montana Mining Corp. totaling $25,000 in accordance with the sales contract with Montana Mining Corp. During January 2005, we were notified by Montana Mining Corp. that it was not going to exercise its option to acquire the Dobler prospect for a payment of $200,000. Our current plan is to sell the property as real estate for significantly more than our cost basis of $28,706.

NOTE 7 -- COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments. We report the unrealized gain on the investment in securities in our Condensed Consolidated Balance Sheet. The table below details the changes during the three and nine months ended June 30, 2005 and 2004, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.


Three months ended June 30, 2005
--------------------------------
Accumulated other comprehensive income at March 31, 2005               $ 32,828

Change in unrealized gain on securities available for sale              (28,848)

                                                                       --------
Accumulated other comprehensive income at June 30, 2005                $  3,980
                                                                       ========

Three months ended June 30, 2004
--------------------------------
Accumulated other comprehensive income at March 31, 2004               $ 20,857

Change in unrealized gain on securities available for sale              (14,117)

                                                                       --------
Accumulated other comprehensive income at June 30, 2004                $  6,740
                                                                       ========

Nine months ended June 30, 2005
-------------------------------
Accumulated other comprehensive income at September 30, 2004           $ 16,047

Change in unrealized gain on securities available for sale              (12,067)

                                                                       --------
Accumulated other comprehensive income at June 30, 2005                $  3,980
                                                                       ========

Nine months ended June 30, 2004
-------------------------------
Accumulated other comprehensive income at September 30, 2003           $ 23,751

Change in unrealized gain on securities available for sale              (17,011)

                                                                       --------
Accumulated other comprehensive income at June 30, 2004                $  6,740
                                                                       ========

NOTE 8 - CONTINGENT TRANSACTION

     On May 10, 2005, we entered into a Purchase and Sale Agreement ("Agreement") to sell our Leavenworth County, Kansas assets to an unaffiliated party. Under the agreement, we agreed to sell and purchaser agreed to purchase all of our right, title and interests to its producing gas properties located in the state of Kansas along with its related gas, pipeline and other operating equipment. The purchase price for the assets was $1,775,000 plus reimbursements for certain capital expenditures and closing adjustments, payable in cash at closing. Our shareholders approved the sale at a June 30, 2005 shareholders meeting. The sale was scheduled to close on or before July 31, 2005, however, on July 22, 2005 the purchaser requested an extension of the closing until September 2005.

     On August 2, 2005, we agreed to extend the closing to not later than September 21, 2005 and an Amended Purchase and Sale Agreement was executed by the parties. Under the Agreement, the purchaser paid us $300,000 on August 3, 2005. This amount is applicable against the revised purchase price of $1,800,000. The balance of the purchase price is payable by the purchaser on or before September 21, 2005. If the purchaser fails to close on or before that date, the $300,000 heretofore received by us will be retained as liquidated damages and the Agreement will be terminated with no further rights or duties of the parties. However, there are no assurances that the transaction will be completed as planned.

NOTE 9 - SUBSEQUENT EVENTS

1). Stock Options

     As of June 30, 2005, all of our outstanding stock options were exercised and payment was made to us, except for a $20,000 receivable from one employee. On July 19, 2005, we received the $20,000 payment from the employee to satisfy the outstanding receivable.

2).      Canadian Stock Investment Sales

     During the quarter ended June 30, 2005, we began liquidating our Canadian stock investments. As of July 19, 2005, our entire Canadian stock position was sold and we received proceeds of approximately $37,000 resulting in a gain of approximately $34,500.

Item 2.  Financial Statements.


                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2005, our current assets were $797,162 and current liabilities were $25,783 and we had positive working capital of $771,379 compared to current assets of $577,325 at September 30, 2004 and current liabilities of $21,843 at September 30, 2004, resulting in working capital at September 30, 2004 of $555,482. Our working capital increased $215,897, or 39%. This increase is due to 1) the exercise of stock options totaling $142,500, 2) the sale of our Texas oil and gas royalties for $27,000, and 3) the sale of our Canadian stock investments for a gain of approximately $34,500.

     At the present time, our primary source of cash for operations and exploration is our current working capital, including $118,140 of cash held in a demand deposit account, cash that can be raised by selling shares held for investment or our investment in U.S. government sovereign agency securities and other corporate bonds, with a market value of $428,684 at June 30, 2005, and funds derived from our oil and gas operations.

RESULTS OF OPERATIONS

Nine Months Ended June 30, 2005
-------------------------------

     Due to an increase in the average sales price received for our gas and despite a decline in production volumes, revenue from our oil, gas and pipeline sales increased for the nine months ended June 30, 2005 when compared to the same period in 2004. While our oil and gas production decreased 14%, the price received for our natural gas increased 9% from an average of $4.07 per MCF for the nine months ended June 30, 2004 compared to an average of $4.45 per MCF for the nine months ended June 30, 2005. Oil and gas sales increased 17%, or $44,311, from $258,187 to $302,498. In addition, pipeline sales decreased $16,477, or 13% to $111,425 for the nine months ended June 30, 2005 from $127,902 for the nine months ended June 30, 2004. Pipeline sales are generated on a contractual price and are therefore, more susceptible to production decreases.

     Oil and gas and pipeline operating costs increased $23,772 for the nine months ended June 30, 2005 when compared to June 30, 2004 primarily due to increased fuel cost, water disposal fees and expensing of a bonus to field personnel.

     Interest and other revenue of $18,550 for the nine months ended June 30, 2005 decreased from $21,449 for the nine months ended June 30, 2004 primarily due to a decrease in yield on bonds currently held when compared to the yield received from bonds that matured in fiscal 2004.

Nine Months Ended June 30, 2005 (continued)
-------------------------------------------

     Gain on sale of assets totaled $47,788 for the nine months ended June 30, 2005 compared to $175 for the nine months ended June 30, 2004. The gain is composed of the following items; gain on the sale of stock held for investment $22,527, gain on the sale of our Texas overriding royalties $25,386 and a loss of $125 on the sale of a bond from our investment portfolio.

     General and administrative expenses totaled $176,384 for the nine months ended June 30, 2005 compared to $159,892 for the nine-month period ended June 30, 2004. The increase of $16,492 in general and administrative costs was primarily due to an increase in legal and accounting expenses due to the preparation of a Purchase and Sale Agreement, proxy material and the special meeting of our shareholders held on June 30, 2005. See Note 8 above.

Three months ended June 30, 2005
--------------------------------

     Due to an increase in the average sales price received for our gas and despite a decline in production volumes, revenue from our oil, gas and pipeline sales increased for the three months ended June 30, 2005 when compared to the same period in 2004. While our oil and gas production decreased, the price received for our natural gas increased 14% from an average of $4.69 per MCF for the three months ended June 30, 2004 compared to an average of $5.36 per MCF for the three months ended June 30, 2005. Oil and gas sales increased $8,165, from $86,103 to $94,268. In addition, pipeline sales decreased $5,692, or 15% to $31,529 for the three months ended June 30, 2005 from $37,221 for the three months ended June 30, 2004. Pipeline sales are generated on a contractual price and are therefore more susceptible to production decreases.

     Oil and gas costs decreased $4,233, or 26%, while pipeline operating costs increased $18,118, or 48%, respectively, primarily due to salary and fuel increases when comparing the three months ended June 30, 2005 to June 30, 2004 and for allocation a greater percentage of costs to the pipeline rather than to the Kansas gas wells.

     Interest and other revenue of $7,748 for the three months ended June 30, 2005 increased from $5,673 for the three months ended June 30, 2004 primarily due to holding larger cash balances in interest bearing accounts when compared to the prior three month period.

     General and administrative expenses totaled $63,506 for the three months ended June 30, 2005, compared to $51,966 for the three-month period ended June 30, 2004. The increase of $11,540, or 22%, in general and administrative costs was primarily due to an increase in legal and accounting expenses associated with the preparation of a Purchase and Sale Agreement, proxy material and the special meeting of our shareholders held on June 30, 2005.

CONTRACTUAL OBLIGATIONS

     We have no long-term contractual obligations as of June 30, 2005.

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

Reserve Estimates (continued)

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

ITEM 3.  CONTROLS AND PROCEDURES (CONTINUED)

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

          N/A

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          N/A

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On June 30, 2005, a special meeting of our shareholders was convened to consider and act upon a proposal to sell our producing Kansas gas properties and transmission pipeline, our principal asset. Shareholders approved this proposal by a vote of 3,763,577 shares voting in favor and -0- shares voting against. Another proposal to conditionally dissolve Monument at the board of directors' discretion was also approved by a vote of 3,743,577 shares voting in favor and 20,000 shares voting against.

ITEM 5.   OTHER INFORMATION.

          N/A

ITEM 6.   EXHIBITS.

          Exhibit 31.1--Certification of Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.1--Certification of the Chief Executive and
          Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MONUMENT RESOURCES, INC.
                                    (Registrant)


Date:  August 10, 2005              By: /s/  A.G. Foust
                                       -----------------------------------------
                                        A.G. Foust, President
                                        (Chief Executive Officer, Principal
                                        Financial and Accounting Officer) and
                                        a Director

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