Form 10KSB
period 2005-09-30
MONUMENT RESOURCES INC
filed 2005-12-23
CIK 818468

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)
         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2005.

         [  ]     Transition report under Section 13 or 15(d) of the Securities
                  Exchange Act of 1934.

                         Commission file number 33-15528


                            MONUMENT RESOURCES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                              84-1028449
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

           2050 South Oneida Street, Suite 106, Denver, Colorado 80222
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 692-9468
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $515,445.

The issuer had 5,319,000 shares of its common stock outstanding at December 20, 2005. Of these shares 3,492,088 are held by non-affiliated persons and the aggregate market value of such shares based on the bid price of the issuer's common stock on December 20, 2005 was approximately $1,292,073.

The issuer's common stock is quoted on the OTC Bulletin Board -- Symbol MNMN.

Documents incorporated by reference: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item, in Item 2 under "Description of Properties" and "Oil and Gas Reserves.", and in Item 6 under "Management's Discussion and Analysis or Plan of Operation".

     (a) General Development Of Business. We were incorporated as Copper Mountain Ventures, Inc. under the laws of the State of Colorado on October 1, 1984. Our name was later changed to Monument Resource Development, Inc. and lastly, in June 1987 to Monument Resources, Inc.

     (b) Narrative Description Of Business. Our primary activities have been to search for, acquire, evaluate, and market oil and gas and mineral properties and interests therein. Although we have acquired properties in the past, we may not be able to acquire additional properties in the future because of our limited financial resources and industry competition. During the fiscal year ended September 30, 2005, we changed our basic business plan to liquidate or sell the Company and or its properties and distribute the net proceeds to our shareholders.

     We own an interest in approximately 70 gas wells, a gas gathering system and related equipment in Leavenworth County, Kansas. We continue to evaluate and recomplete our gas wells to determine their potential for additional productivity. As of December 2005, our aggregate production capability is from 500 to 700 MCF of gas per day. We expect the daily production capability to increase with the recompletion of additional wells. We have been able to sell all our production during the winter months, but have been limited to from 200 to 300 MCFPD during the warmer months. In the fiscal year ended September 30, 2004, we purchased a workover rig and related equipment which we believe will allow the workover of our wells on a timely basis.

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

     Our products during the fiscal year ended September 30, 2005, were crude oil, natural gas, and other petroleum products. Crude oil, natural gas, and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which producing wells are located. In the fiscal year ended September 30, 2005, crude oil and natural gas sales accounted for $515,445, which was all of our revenues.

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

     For these and other reasons we have changed our business plan to attempt to liquidate our properties and/or sell the Company. Other business managements or combinations are also being considered.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Raw materials requisite to the transaction of our business include such items as drilling rigs and other equipment, casing pipe, drilling mud, and other supplies. Such items are commonly available from a number of sources and we foresee no short supply or difficulty in acquiring any raw materials relevant to the conduct of our business.

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

     In the oil and gas segment of our business in the fiscal year ended September 30, 2005, one company purchased in excess of 93% of our total oil and gas production. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from us could most likely be replaced by another buyer.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

     During the year ended September 30, 2005, we had interests in a number of oil and gas projects and one undeveloped gold and silver prospect in the United States.

     The following subsections set forth information concerning each of our prospects.

OIL AND GAS PROPERTIES

     Kansas Gas Project - Leavenworth County, Kansas

     We acquired our original interest in this property in April 1996, and acquired additional interests in the area in September 1997, November 2002 and January 2003. The project consists of approximately 4,500 acres of oil and gas leases with right-of-ways and approximately 70 gas wells, over 30 miles of a gas gathering and pipeline system, and necessary equipment and facilities to produce and market the gas production. Currently, several of these wells are capable of producing an aggregate of from 500 to 700 MCF per day. During the past three years we have conducted a recompletion program on a number of the wells, which increased the production to its current level. We believe a continued modest recompletion program will increase production still further. However, a more aggressive recompletion effort could significantly increase the production. We are currently evaluating the potential of additional zones that may add to the project's reserves and productivity. In addition, we are evaluating the acquisition of additional wells and property in the area to enhance the project's potential. In November 2002, we acquired two additional leases with three producible gas wells. During the past year we constructed approximately 3 1/2 miles of new gas pipeline to tie in two of the wells. These wells are currently productive at a rate of 150-200 MCF per day. During January 2003, we acquired two leases totaling 221 acres which contain seven gas wells. The leases are near our existing gas pipeline. We are in the process of testing the wells to determine their productibility.

     Galvan Ranch Property, Webb County, Texas

     We acquired an interest in this property as of April 1, 1996. The property consisted of over 60,000 acres of oil and gas leases. Our original interest consisted of a 15% working interest and a 2% overriding royalty in the leases. During May 1996, we sold to a third party a portion of our interest in the property for $565,000 cash and retained a 15% working interest and a 2% overriding royalty in approximately 8 producing gas wells plus a 2% working interest and a 0.35% to 0.76% overriding royalty on the balance of the acreage. During 1999, the third party let the lease on the majority of the acreage lapse and thus we lost our interest in the portion released. In February 2001, we brought suit for the lapse of the lease. On November 21, 2002, we settled our lawsuit against the third party. On June 1, 2003, we sold our 15% working interest in the approximate 8 producing gas wells for $90,000 and retained a 2% overriding royalty interest in the leases. As of June 1, 2005 we sold our remaining 2% overriding royalty interest to a third party for $27,000.

     East Voss Waterflood - Knox County, Texas

     We acquired an interest in this property in April 1996. The property consisted of approximately 330 acres of unitized oil and gas leases containing 21 oil and injection wells. As of July 1, 1999, we entered into an agreement to transfer operations of our East Voss property in Knox County, Texas. The agreement provided that the new operator would assume all the rights and obligations associated with the project in exchange for a cash payment of $10,000, future payments of $40,000 and a perpetual overriding royalty (ORR) interest of 7.5%. The purchaser failed to make a required $20,000 payment in January 2000. Hence, we instituted legal action to protect our rights. In June 2000, we settled our lawsuit against the purchasers of the East Voss property. The settlement, in general, provided that we would receive the full payment of $40,000 in three equal installments (including interest) on June 30, 2000, September 30, 2000 and December 31, 2000. The June 30, 2000 and the September 30, 2000 payments were received. As of April 2001, we received the discounted final payment of $12,500 and also received past royalties, which were owing of approximately $6,000. Since the operator has not conducted the necessary workovers and lease improvements to increase production, we decided to abandon the property and recognize a loss of approximately $174,500 in fiscal 2003. As of June 1, 2005, we assigned our remaining interest in the property to a third party.

OIL AND GAS PROPERTIES

Kimball County, Nebraska - Terrestrial Waterflood Unit

     During November 1995, we purchased interests in three producing oil wells in Kimball County, Nebraska for $22,000. Our net revenue interest in the three wells are 7.50%, 3.93% and 3.33%. These wells were drilled approximately 10 years ago.

     In May 2004, the three Kimball County wells were unitized into a waterflood unit called the Terrestrial Field. Our share of the new unit was 1.198395% working interest and 0.970298% net revenue interest. Effective September 30, 2005 we sold our entire interest in the waterflood unit to a third party for $115,000 less a $10,000 finder's fee.

MINING PROSPECT

     Dobler Gold Mine Prospect, Broadwater County, Montana

     We own a 100% interest in a mining property in Broadwater County, Montana, known as the Dobler Mine prospect. The prospect consists of 80 acres of fee simple land (including minerals) and mineral rights to 280 surrounding acres, which we acquired during 1989 by exercising an option we held.

     We believe that this property is prospective for gold and silver through either a high grade underground mine or a low grade open pit operation. Effective July 19, 2002, we optioned the property to Montana Mining Corp. for a total purchase price of $220,000. We received a $15,000 payment in September 2002 with an additional $5,000 option payment in September 2003. In addition, we retained a 3% Net Smelter Return Royalty on any minerals produced from the property. Montana Mining Corp. fulfilled its obligation to spend $30,000 on exploration prior to September 1, 2003 and, was obligated to spend an additional $30,000 on exploration prior to September 1, 2004. In August 2004, we agreed to extend the time to complete the exploration expenditures until January 1, 2005 for an additional payment of $5,000. We were notified in January 2005 that Montana Mining Corp. would not make the required payment and the property was re-assigned to us. We are currently marketing the property as real estate and expect to sell the property in the near future.

PRODUCTION INFORMATION

     NET PRODUCTION, AVERAGE SALES PRICE, AND AVERAGE PRODUCTION COSTS

     The table below sets forth our net quantities of oil and gas production for the fiscal years ended September 30, 2005 and 2004 and the average sales prices, average production costs, and direct lifting costs per unit of production.

                                                  Year Ended September 30,
                                                  ------------------------

Net Production                                   2005                  2004
--------------                                   ----                  ----

Oil (BBLS)                                        420                    187
Gas (MCF)                                      76,605                 86,824

Average Sales Prices

Oil (per BBL)                                  $48.44                 $34.41
Gas (per MCF)                                    4.67                   3.45

Average Production Cost

Per equivalent* MCF of gas                     $  .92                 $ .92

Average Lifting Costs

Per equivalent* MCF of gas                     $  .70                 $ .60

Production costs include all expenses, depreciation, depletion, and amortization, lease operating expenses and all associated taxes. Direct lifting costs do not include impairment expense, or depreciation, depletion and amortization.

*Equivalency assumes that one-barrel of oil equals 6 MCF of gas.

RESERVE INFORMATION

     OIL AND GAS RESERVES

     Oil and gas reserves for our properties have been evaluated as of September 30, 2005 and 2004 by Dr. H.I. Bilgesu, P.E.

     Reserve calculations by independent petroleum engineers involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Those estimates are based on numerous factors, many of which are variable and uncertain. Reserve estimators are required to make numerous judgments based upon professional training, experience, and educational background. The extent and significance of the judgments in them are sufficient to render reserve estimates inherently imprecise. Since reserve determinations involve estimates of future events, actual production, revenues and operating expenses may not occur as estimated. Accordingly, it is common for the actual production and revenues later received to vary from earlier estimates. Estimates made in the first few years of production from a property are generally not as reliable as later estimates based on a longer production history. Reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Also, potentially productive gas wells may not generate revenue immediately due to lack of pipeline connections and potential development wells may have to be abandoned due to unsuccessful completion techniques. Hence, reserve estimates may vary from year to year.

ESTIMATED PROVED RESERVES

     The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended September 30, 2005 and 2004. See Note 11 to the Consolidated Financial Statements for required Securities and Exchange Commission disclosure.

Proved Reserves
---------------
                                                  Oil (M BBLS)       Gas (MMCF)
                                                  -----------        ---------
Estimated quantity, September 30, 2003                 --               1,674

Revisions of previous estimates                          20               192
Production                                             --                 (87)
                                                     ------            ------
Estimated quantity, September 30, 2004                   20             1,779

Discoveries                                            --                --
Purchased reserves                                     --                --
Sale of reserves                                        (19)               (7)
Revision of previous estimates                         --                  56
Production                                               (1)              (77)
                                                     ------            ------
Estimated quantity, September 30, 2005                  -0-             1,751
                                                     ======            ======

                                        Developed         Undeveloped      Total
                                        ---------         -----------      -----
Oil (M BBLS)
September 30, 2005                              -               -             -
September 30, 2004                              -              20            20

Gas (MMCF)
September 30, 2005                            723           1,028         1,751
September 30, 2004                            755           1,024         1,779

OIL AND GAS TITLES

     As is customary in the oil and gas industry, we perform only a perfunctory title examination at the time of acquisition of undeveloped properties. Prior to the commencement of drilling, in most cases, and in any event where we are the operator, a title examination is conducted and significant defects remedied before proceeding with operations. We believe that the title to our properties is generally acceptable to a reasonably prudent operator in the oil and gas industry. The properties owned by us are subject to royalty, overriding royalty, and other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements, and restrictions. We do not believe that any of these burdens materially detract from the value of the properties or will materially interfere with their use in the operation of our business.

OFFICE FACILITIES

     Our Denver, Colorado office consists of approximately 1,088 square feet. The office lease expense is $1,038 per month and the lease term is on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

     We know of no material pending legal proceedings to which we are a party to or of which any of our properties are subject and no such proceedings are known to us to be contemplated by governmental authorities or others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended September 30, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. Our common stock was traded on the over-the-counter market until November 1992, and has been quoted only sporadically since November 1992. Our common stock is currently quoted on the OTC Bulletin Board under the symbol "MNMN" and the quote as of December 20, 2005 was $0.37 bid and $0.44 ask.

     (b) Holders. The estimated number of record and beneficial owners of our common stock at December 16, 2005 was approximately 145.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been paid with respect to our common stock and no dividends are anticipated to be paid in the foreseeable future.

     (d) Securities. Securities authorized for issuance under equity compensation plans. The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending September 30, 2005.


----------------------------------------------------------------------------------------------
                                 Equity Compensation Plan Information
----------------------------------------------------------------------------------------------

 Plan Category and       Number of        Weighted-average    Number of securities remaining
    Description         securities       exercise price of     available for future issuance
                        issued upon         outstanding          under equity compensation
                        exercise of      options, warrants,     plans (excluding securities
                        outstanding          and rights           reflected in column (a)
                         options,
                       warrants, and
                          rights
                            (a)                 (b)                         (c)
-------------------- ------------------ --------------------- --------------------------------

Equity
compensation plans
approved by               -0-                  $-0-                         -0-
security holders
-------------------- ------------------ --------------------- --------------------------------
Equity                    750,000
compensation plans
not approved by                                $.19                         -0-
security holders
-------------------- ------------------ --------------------- --------------------------------
Total                     750,000              $.19                         -0-
-------------------- ------------------ --------------------- --------------------------------

Recent Sales of Unregistered Securities -- Item 701 Disclosure.

     We made no sales of unregistered securities within the last year except that we issued 750,000 shares of our common stock to five persons who were our officers, directors and employees. The shares were issued in connection with stock options granted under our stock option plan adopted in 2000. The exercise price averaged $0.19 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering. No underwriters were involved.

     We made no repurchases of our securities during any month within the fourth quarter covered by this report as required to be disclosed by Item 701 of Regulation S-B.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     GENERAL

     See Note 1 to our Consolidated Financial Statements included in this annual report for a summary of our significant accounting policies.

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

     ASSET RETIREMENT OBLIGATIONS

     We recognize the future cost to plug and abandon gas wells over the estimated useful life of the wells in accordance with the provisions of SFAS No.
143. SFAS No. 143 requires that we record a liability for the present value of the asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective gas wells. Our liability estimate is based on our historical experience in plugging and abandoning gas wells, estimated well lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate of 8%. Revisions to the liability could occur due to changes in well lives, or if federal and state regulators enact new requirements on the plugging and abandonment of gas wells.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2005, we had a total of $654,987 in cash and $1,146,448 in working capital compared to $51,397 in cash and working capital of $555,482 at September 30, 2004. This represents an increase of $603,590 in cash and an increase of $590,966 in working capital. The increase in working capital during the 12 months ended September 30, 2005 was primarily the result of the sale of producing properties, stocks and bonds and a forfeiture of a $300,000 deposit, which yielded approximately $525,000 in cash. In addition, the exercise of common stock options by officers, directors, employees and consultants provided for $142,500 in cash flow from operations generated approximately $20,000 in cash flow. This was offset by the expenditure of approximately $84,000 for pipeline and well equipment.

     At the present time, our primary source of cash for operations and exploration is our current working capital, cash flow from operations, and cash from the sale of investments and assets. Based upon our current status and plans, approximately $190,000 will be needed in 2006 to fund necessary development on our properties.

     Our current plan is to sell our Kansas gas properties and then liquidate the Company through a cash dividend or stock redemption.

     RESULTS OF OPERATIONS

     Revenues from oil, gas and pipeline sales increased for the twelve months ended September 30, 2005, from $467,926 in 2004 to $515,445 in 2005, a 10%
increase. Our producing properties in Kansas had an increase in gas sales of $61,400, or 21%, from $291,800 in 2004 to $353,200 in 2005. The average price received from pipeline sales for fiscal 2004 was approximately $3.45 per MCF compared to $4.67 per MCF received in fiscal 2005, an increase of 35%. Interest income and other income decreased $936 from $26,537 in 2004 to $25,601 in 2005, a decrease of 4% due to the sale of bonds and lower yields during the current year fiscal year.

     During fiscal 2005, we realized a gain of $300,000 from deposits, which were forfeited by the proposed purchaser of our Kansas producing properties because that purchaser failed to close the transaction by the date required. We also sold our working interest in the Terrestrial Field located in Nebraska and our royalty interest in the Galvan Ranch in Texas for gains of $70,500 and $25,400 respectively.

     During 2005 and 2004, we realized a gain of $34,321 and $-0-, respectively, from the sale of stocks and bonds.

     Oil and gas and pipeline operating costs increased $41,243, or 13%, from $202,765 in 2004 to $244,008 in 2005. The increase is primarily due to an increase in gas well workover and gas compression and power expenses as well as a one time bonus awarded to a field employee. Depreciation, depletion and amortization increased between the two years presented from $44,960 in 2004 to $52,180 in 2005. This $7,220 increase, or 16%, is primarily due to the construction of pipeline facilities in 2005, which is subject to depletion and a full year depreciation of our workover rig, which was purchased in late 2004.

     The oil and gas and pipeline operating costs expressed as a percent of oil and gas pipeline income increased from 43% to 45% for the years ended September 30, 2004 and 2005, respectively. This increase was mainly the result of higher operating costs in Kansas and the addition of new wells in our Leavenworth Field.

     General and administration expenses increased by $20,612, or 10%, from the year ended September 30, 2004 to 2005. The increase was primarily due to an increase in legal fees of $12,000 associated with the proposed sale of our Kansas properties and the increase of corporate reporting of approximately $4,800. Accounting and audit fees increased approximately $5,800.

     CONTRACTUAL OBLIGATIONS

     We had contractual and other obligations that will require use of our working capital resources as of September 30, 2005. The following table lists our significant obligations at September 30, 2005:

                                                              Payments Due By Period
                                  --------------------------------------------------------------------------------
                                            Less than
Contractual Obligations            1 year           2-3 years         4-5 years        After 5 years         Total
-----------------------            ------           ---------         ---------        -------------         -----

Operating leases                    $ -0-             $ -0-             $ -0-             $ -0-              $ -0-
                                    -----             -----             -----             -----              -----

Total contractual
  cash obligations                  $ -0-             $ -0-             $ -0-             $ -0-              $ -0-
                                    =====             =====             =====             =====              =====


     We maintain office space in Denver, Colorado. The office consists of approximately 1,088 square feet. We entered into a month-to-month lease agreement effective January 1, 2005 for a lease rate of $1,038 per month. Rent expense for each of the years ended September 30, 2005 and 2004 was $12,456.

     In addition to the office lease, we are responsible for a compressor rental located on our Kansas producing properties. This lease is on a month-to-month basis and total $27,156 per year plus $10,000 per year for site lease.

     FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In evaluating our business, readers of this report should carefully consider the following factors in addition to the other information presented in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business. As noted elsewhere herein, the future conduct of our business and discussions of possible future activities is dependent upon a number of factors, and there can be no assurance that we will be able to conduct our operations as contemplated herein. These risks include, but are not limited to:

     o The possibility that the described operations, reserves, or exploration or production activities will not be completed or continued on economic terms, if at all.

     o The exploration and development of oil and gas are enterprises attendant with high risk, including the risk of fluctuating prices for oil and natural gas.

     o    Imports of petroleum products from other countries.

     o Not encountering adequate resources despite expending large sums of money.

     o Test results and reserve estimates may not be accurate, notwithstanding best efforts precautions.

     o The possibility that the estimates on which we are relying are inaccurate and that unknown or unexpected future events may occur that will tend to reduce our ability to operate successfully, if at all.

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

ITEM 7. FINANCIAL STATEMENTS.

     The Report of the Independent Registered Accounting Firm appearing at Page F-1 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at Pages F-2 through F-24 hereof are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, at September 30, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that our disclosure controls and procedures are effective.

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

ITEM 8B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and Officers are as follows:

                                                                   Served as a
  Name                      Age        Position                  Director Since
  ----                      ---        --------                  --------------

  A.G. Foust                62         President and a           October 1, 1984
                                       Director

  John J. Womack            85         Director                  June 20, 1986

  Ray K. Davis              63         Secretary                          N/A

  Dru E. Campbell           54         Assistant Secretary                N/A


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

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information regarding executive compensation for our President and Chief Executive Officer. No executive officer received compensation in excess of $100,000 for either of the years ended September 30, 2005 and 2004.

                                                SUMMARY COMPENSATION TABLE


                                                                       Long Term Compensation
                                                                       ----------------------
                       Annual Compensation Awards Payouts
                       ----------------------------------
                                                                       Restricted   Options/
Name and Principal         Fiscal                     Other Annual       Stock       SARs        LTIP       All Other
      Position              Year    Salary    Bonus    Compensation     Award(s)    (Number)    Payouts    Compensation
------------------         ------   -------   -----    ------------    ----------  --------    --------    ------------
A.G. Foust, President       2005    $60,000    -0-          -0-            -0-         -0-        -0-           -0-
and Chief Executive         2004    $60,000    -0-          -0-            -0-         -0-        -0-           -0-
Officer

At the present time, we have no retirement, pension or profit sharing programs for the benefit of its employees. However, in its discretion, may adopt one or more of such programs in the future.

All outstanding options granted under our stock option plan were exercised during the year ended September 30, 2005. Shares granted to our officers and directors are described in the table below.

                               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                         Shares      Value               Number of              Value of Unexercised
                          Acquired   Realized     Unexercised Securities            In-The-Money
                             On        Value    Underlying Options/SARs At     Options/SARs at FY-End
          Name            Exercise   Realized           FY-End (#)                      ($)
          (a)               (#)         ($)      Exercisable/Unexercisable   Exercisable/Unexercisable
                            (b) (c)(1) (d) (c)
 ----------------------- ----------- ---------- ---------------------------- ---------------------------
  A.G. Foust               350,000     $15,000               0/0                         $-0-
 ----------------------- ----------- ---------- ---------------------------- ---------------------------
 John J. Womack           100,000     $10,000               0/0                         $-0-
 ----------------------- ----------- ---------- ---------------------------- ---------------------------
 Ray K. Davis             100,000     $16,000               0/0                         $-0-
                                                                             ---------------------------

(1) Difference between exercise price and the bid price of our common stock on the date of exercise.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of December 20, 2005, the number and percentage of shares of our no par value Common Stock (our only class of voting securities), owned beneficially by each Officer and Director, each person known by us to own more than five percent of our common stock, and all Directors and Officers as a group:

Name and Address of               Amount and Nature of             Percent of
  Beneficial Owner                Beneficial Ownership                 Class
  ----------------                --------------------                 -----

A.G. Foust                           1,344,412 (1)                    25.3%
4810 West Delaware Drive
Larkspur, CO 80118

Ray K. Davis                           100,000                         1.9%
2050 South Oneida Suite 106
Denver, CO 80224

Dru E. Campbell                        182,500                         3.4%
4810 West Delaware Drive
Larkspur, CO 80118

John J. Womack                         200,000                         3.8%
208 E. Bannack
Dillon, MT 59725

Stewart A. Jackson                     564,450                        10.6%
1183 Ross Road
Winter Haven, CA 92283

All Officers and Directors as a       1,826,912                       34.4%
Group (4 Persons)

(1) Does not include the 182,500 shares of common stock owned by Mr. Foust's wife, Dru E. Campbell, who is our Assistant Secretary. Mr. Foust disclaims beneficial ownership of his wife's shares.

     There are no outstanding options or warrants to purchase common stock as of December 20, 2005.

     To our knowledge, each person listed has sole voting and investment power over the shares stated as beneficially owned.

     We are unaware of any arrangements, including a pledge of securities, which may cause a change our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Stewart A. Jackson, a former director, is also a director and a 9.5% shareholder of Montana Mining Corp., which optioned the Dobler Mine Property as described in Item 2 above. The independent members of our board of directors believe the terms of the transaction were fair to us and comparable to those that might have been obtained from a non-affiliated third party.

                                     PART IV

ITEM 13. EXHIBITS.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     o    Audit Fees.

          Our principal accountant, Gordon Hughes & Banks LLP, billed us aggregate fees in the amount of approximately $13,970 and $11,400 during the fiscal years ended September 30, 2005 and 2004, respectively. These amounts were billed for professional services that Gordon Hughes & Banks LLP provided for the audit of our annual financial statements, review of the financial statements included in our reports on Form 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

     o    Audit-Related Fees.

          Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $-0- during the fiscal years ended September 30, 2005 and 2004 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

     o    Tax Fees

          Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $2,360 and $2,275 during the fiscal years ended September 30, 2005 and 2004, respectively, for tax compliance, tax advice, and tax planning.

     o    All Other Fees

          Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $970 for the fiscal year ended September 30, 2005 for other fees.

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

     The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

                                      Percentage of total fees paid to
                                          Gordon Hughes & Banks LLP
--------------------------------------------------------------------------------
                                Fiscal Year 2005         Fiscal Year 2004
--------------------------------------------------------------------------------
Audit fees                             81%                      83%
--------------------------------------------------------------------------------
Audit-related fees                      0%                       0%
--------------------------------------------------------------------------------
Tax fees                               14%                      17%
--------------------------------------------------------------------------------
All other fees                          5%                       0%
--------------------------------------------------------------------------------

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

                          INDEX TO FINANCIAL STATEMENTS


TITLE                                                                  PAGE

Report of Independent Registered Public Accounting Firm                 F-1

Consolidated Balance Sheets as of
        September 30, 2005 and 2004                                  F-2 to F-3

Consolidated Statements of Operations
           for the Years Ended September 30, 2005 and 2004               F-4

Consolidated Statements of Stockholders' Equity for the
          Years Ended September 30, 2005 and 2004                        F-5

Consolidated Statements of Cash Flows
          for the Years Ended September 30, 2005 and 2004                F-6

Notes to Consolidated Financial Statements                          F-7 to F-24

             Report of Independent Registered Public Accounting Firm



  Board of Directors
  Monument Resources, Inc. and Subsidiary
  Denver, Colorado

  We have audited the consolidated balance sheets of Monument Resources, Inc. and Subsidiary (the "Company") as of September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monument Resources, Inc. and Subsidiary as of September 30, 2005 and 2004, and the consolidated results of their operations and cash flows for the years ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.



                                                    GORDON, HUGHES & BANKS, LLP
  Golden, Colorado
  November 11, 2005


                                      MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
                                          SEPTEMBER 30, 2005 AND 2004


                                                      ASSETS

                                                                           2005                  2004
                                                                        ----------            ----------
Current assets:
      Cash and cash equivalents                                         $  654,987            $   51,397
      Investment in marketable securities (Note 3)                         416,521               478,481
      Accounts receivable                                                   47,415                28,268
      Prepaid and other                                                     60,599                19,179
                                                                        ----------            ----------
               Total current assets                                      1,179,522               577,325
                                                                        ----------            ----------

Mineral properties (Note 4)                                                 28,706                28,706
                                                                        ----------            ----------
Proved oil and gas properties, successful efforts
          method, net of accumulated depletion (Note 11)                   392,578               442,015
                                                                        ----------            ----------
Property and equipment
          Gas pipeline, net of accumulated depreciation (Note 5)           223,864               157,793
          Property and equipment, net of accumulated
               depreciation (Note 5)                                        94,207               113,468
                                                                        ----------            ----------
                   Net property and equipment                              318,071               271,261
                                                                        ----------            ----------

Investment in securities, at market (Note 3)                                  --                  20,021
                                                                        ----------            ----------

Total assets                                                            $1,918,877            $1,339,328
                                                                        ==========            ==========


                                 See accompanying sumamry of accounting policies
                                  and notes to consolidated financial statements.                    F-2


                                          MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                                CONSOLIDATED BALANCE SHEETS
                                                SEPTEMBER 30, 2005 AND 2004
                                                       (CONTINUED)

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          2005                   2004
                                                                      ------------           -----------

Current liabilities:
      Accounts payable and accrued expenses                           $    33,104            $    21,843

Asset retirement obligation (Note 14)                                      29,001                 27,569
                                                                      -----------            -----------

      Total liabilities                                                    62,105                 49,412
                                                                      -----------            -----------

Stockholders' equity (Notes 3 and 6):
      Preferred stock, no par value, authorized
          1,000,000 shares; none issued                                      --                     --
      Common stock, no par value, authorized
          10,000,000 shares; issued and outstanding
          5,319,000 shares in 2005 and 4,569,000 shares in 2004         3,290,518              3,148,018
      Accumulated (deficit)                                            (1,426,771)            (1,874,149)
      Unrealized (loss) gain on investment
          in securities (Note 3)                                           (6,975)                16,047
                                                                      -----------            -----------
               Total stockholders' equity                               1,856,772              1,289,916
                                                                      -----------            -----------

Total liabilities and stockholders' equity                            $ 1,918,877            $ 1,339,328
                                                                      ===========            ===========

                                 See accompanying summary of accounting policies
                                  and notes to consolidated financial statements.                    F-3


                                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                2005                     2004
                                                            -----------              -----------
Revenue:
     Oil and gas sales                                      $   380,922              $   316,852
     Pipeline gas sales                                         134,523                  151,074
                                                            -----------              -----------
               Total Revenue                                    515,445                  467,926

Expenses:
     Oil and gas operating expense                               69,726                   54,327
     Pipeline operating expense                                 174,282                  148,438
     Depreciation and depletion                                  52,180                   44,960
     General and administrative                                 227,682                  207,070
                                                            -----------              -----------
               Total Expenses                                   523,870                  454,795
                                                            -----------              -----------
Operating income (loss)                                          (8,425)                  13,131

Other income
     Forfeited deposit (Note 16)                                300,000                     --
     Gain on sale of oil and gas properties (Note 15)            95,880                     --
     Realized gain on the sale of investments (Note 3)           34,322                     --
     Interest and other income                                   25,601                   26,537
                                                            -----------              -----------

               Net income                                   $   447,378              $    39,668
                                                            ====================================

     Basic income per common share:                         $      0.09              $       .01
    Dilutive income per common share:                       $      0.09              $      0.01

Basic weighted average number of shares outstanding           4,822,425                4,569,000
Diluted weighted average number of shares outstanding         4,822,425                4,749,000


                            See accompanying summary of accounting policies
                             and notes to consolidated financial statements.                 F-4



                                               MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                                        Accumulated
                                           Common      No Par Value   Accumulated    Comprehensive                  Comprehensive
                                           Shares      Stock Amount    (Deficit)     Income (Loss)       Total         Income
                                         ----------    ------------   -----------    -------------    -----------   ------------
Balances, September 30, 2003              4,569,000    $ 3,148,018    $(1,913,817)   $    23,751      $ 1,257,952

Net income                                                                 39,668                          39,668   $    39,668

Comprehensive income
     Change in unrealized loss on
     securities held for sale (Note 3)                                                    (7,704)          (7,704)        (7,704)
                                                                                                                    -----------

                                                                                                                    $    31,964
                                                                                                                    ===========

Equity compensation for securities

Return and cancellation of shares
repurchased

                                         ------------------------------------------------------------------------
Balances, September 30, 2004              4,569,000      3,148,018     (1,874,149)        16,047        1,289,916
                                         ------------------------------------------------------------------------

Net income                                                                447,378                         447,378   $   447,378

Comprehensive income
     Change in unrealized gain on
     securities held for sale (Note 3)                                                   (23,022)         (23,022)       (23,022)
                                                                                                                     -----------

                                                                                                                    $    424,356
                                                                                                                     ===========
Options for common stock exercised          750,000        142,500                                        142,500


                                        -----------    -----------    -----------    -----------      -----------
Balances, September 30, 2005              5,319,000    $ 3,290,518    $(1,426,771)   $    (6,975)     $ 1,856,772
                                        ===========    ===========    ===========    ===========      ===========


                                              See accompanying summary of accounting policies
                                               and notes to consolidated financial statements.                                F-5



                                        MONUMENT RESOURCES, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                                  2005                 2004
                                                                               ---------            ---------
 Cash flows from operating activities:
      Net income                                                               $ 447,378            $  39,668
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and depletion                                              52,180               44,960
          Forfeiture of deposit                                                  300,000                 --
          Gain on sale of assets                                                (130,202)                --
      Changes in operating assets and liabilities:
          Increase (decrease) in accounts receivable                             (19,147)               9,558
          (Decrease) in prepaid and other                                        (41,420)              (2,981)
          Decrease in accounts payable                                            11,261              (37,438)
                                                                               ---------            ---------

               Net cash flows provided by operating activities                    20,050               53,767

 Cash flows from investing activities:
      Purchase of oilfield equipment                                             (80,510)             (86,504)
      Purchase of oil and gas equipment and well workovers                        (3,731)            (134,815)
      Proceeds from sale of oil and gas property interest                        132,000                 --
      Forfeited deposit by purchaser                                             300,000                 --
      Proceeds from sale of marketable securities                                 93,281              194,850
      Purchase of marketable securities                                            --                (100,000)
                                                                               ---------            ---------

               Net cash flows provided (used) by investing activities            441,040             (126,469)
                                                                               ---------            ---------

 Cash flows from financing activities:
      Common stock options exercised                                             142,500                 --
                                                                               ---------            ---------

 Net increase (decrease) in cash                                                 603,590              (72,702)

 Cash and cash equivalents:
      Beginning of period                                                         51,397              124,099
                                                                               ---------            ---------

      End of period                                                            $ 654,987            $  51,397
                                                                               =========            =========

                            SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                            -------------------------------------------------------

                                                                               ---------            ---------
 Decrease in unrealized gain on
      securities available for sale                                            $ (23,022)           $  (7,704)
                                                                               =========            =========
 Change in asset retirement obligation, net                                    $    --              $  (3,774)
                                                                               =========            =========

                              See accompanying summary of accounting policies
                               and notes to consolidated financial statements.                            F-6

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

We were organized under the laws of the State of Colorado on October 1, 1984. We are in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from our oil and gas properties. Our mineral property is in Montana. Our oil and gas properties are in Webb and Knox Counties, Texas, Leavenworth County, Kansas and Kimball County, Nebraska. During 2005, we sold our interest in the Webb and Knox Counties, Texas and Kimball County, Nebraska. We also operate a gas pipeline in conjunction with our Leavenworth gas wells.

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

MINERAL PROPERTIES

Acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties are expensed. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Proved and unproved mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized. There was no impairment for the years ended September 30, 2005 and 2004.

OIL AND GAS PROPERTIES

We follow the successful efforts method of accounting for our oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Unproved properties are assessed at least annually for possible impairment due to unrecoverability of costs invested under the rules of

                    MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OIL AND GAS PROPERTIES (CONTINUED)

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

INVESTMENT IN SECURITIES

We follow SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for its security investments. In accordance with SFAS No. 115, our investment in securities has been classified as available-for-sale because they are being held for an indefinite period of time. Under the available-for-sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains and losses recorded as a component of stockholders' equity. The current market value is derived from published newspaper quotations. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Bad Debts

Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. As of September 30, 2005 and 2004, based on information available, management considers accounts receivable to be fully collectible as recorded, accordingly, no allowance for doubtful accounts is recorded.

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

The cash and cash equivalents are deposited with high quality banks. The cash and cash equivalents balances ae occasionally in excess of federally insured limits. As of September 30, 2005 and 2004, we had approximately $0 and $0 in excess of the federal insured limit at various institutions. Management believes the risk of loss to be minimal.

Our investment in U.S. government agency securities is subject to moderate price volatility due to interest rate changes; however, realization of these investments has minimal risk. Our investment in the common stock of two Canadian companies is subject to price volatility due to stock market fluctuation, the nature of the extractive industries business and variations in the exchange rate. The stock in both Canadian companies was sold during the year ended September 30, 2005.

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

STOCK-BASED COMPENSATION

We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation" for consultants and non-employees. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Financial Accounting Standards Board encourages entities to adopt the fair-value based method but does not require adoption of this method. We will continue our current accounting policy under APB No. 25 for employees and directors and have adopted the disclosure-only provisions of SFAS No. 123 for any options and warrants issued to employees and directors. No options were granted during fiscal 2004 or 2005. All outstanding options (750,000 shares of our common stock) were exercised during fiscal 2005.

REVENUE RECOGNITION

Sales of oil and gas revenues are generated from the sale of oil and gas to various purchasers. The oil and gas revenues are recognized at the time of delivery of the product to the purchaser.

Gas pipeline revenue is generated from the transportation of gas from the well to a purchaser. The gas pipeline revenues result from the net sale of gas to the purchaser and are recognized at the time of delivery of the product to the purchaser.

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

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share.
                                                      2005
                                     Net                           Per Share
                                     Income           Shares         Amount
                                   ---------------------------------------------
Basic Earnings Per Share:

Net income and                      $447,378         4,822,425        $ .09
  per share amounts

Dilutive Securities                                        -0-
  Stock Options

Repurchased shares                                         -0-
                                   ---------------------------------------------

Dilutive Earnings Per Share:

Net income and                      $447,378         4,822,425       $ .09
                                    ============================================
  per share amounts

                                                     2004
                                    Net                             Per Share
                                    Income           Shares           Amount
                                   ---------------------------------------------
Basic Earnings Per Share:

Net income and                      $ 39,668         4,569,000        $ .01
  Per share amounts

Dilutive Securities                                    750,000
  Stock Options

Repurchased shares                                    (570,000)
                                    --------------------------------------------

Dilutive Earnings Per Share:

Net income and                      $ 39,668         4,749,000        $ .01
                                    ============================================
  Per share amounts

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

ASSET RETIREMENT OBLIGATIONS

We have adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. See Note 14.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued FASB Statement 154. This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Management does not believe the adoption of this pronouncement will have a material impact on the financial statements.

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

NOTE 3 - INVESTMENT IN SECURITIES

We have recorded our investment in 3,000 common shares and 1,500 stock warrants of RNC Gold, Inc. (formerly Tango Mineral Resources, Inc.), a publicly traded Canadian company, and 380,000 shares of Play Fair Mining Ltd. ("Play Fair") (formerly Layfield Resources, Inc.), a publicly traded Canadian company, at fair value in accordance with SFAS No. 115. During fiscal 2005, all shares were sold for a gain of $34,446.

Our investment in debt securities consists of various U.S. government agency securities. We consider these securities to be currently available-for-sale and have no timetable for sale or redemption. Nevertheless, we do not expect to hold the securities to maturity. During fiscal 2005 and 2004, we sold securities for a net loss on sale of $124 and $-0-, respectively.

Investments in securities are summarized as follows at September 30, 2005:

                                                         Unrealized      Fair
                                                           (Loss)        Value
                                                         ---------     ---------
   Available-for-sale securities
        Debt Securities (maturing 3 to 14 years          $  (6,975)    $ 416,521
                                                         ---------     ---------


Investments in securities are summarized as follows at September 30, 2004:

                                                        Unrealized        Fair
                                                        Gain (Loss)      Value
                                                         ---------     ---------
   Available-for-sale securities
        Common Stock                                     $  17,617     $  20,021
        Debt Securities (maturing 1 to 17 years)            (1,570)      478,481
                                                         ---------     ---------

                                                         $  16,047     $ 498,502
                                                         =========     =========

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $28,706 at September 30, 2005 and 2004, consists of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

Effective July 19, 2002, we optioned the property to Montana Mining Corp. for a total purchase price of $220,000. We received a $15,000 payment in September 2002 with an additional $5,000 option received September 1, 2003. If Montana Mining Corp. elected to exercise its option to purchase the property; a final option payment of $200,000 was due on or before September 1, 2004. In addition, we retained a 3% Net Smelter Return Royalty on any minerals produced from the property. Montana Mining Corp. has spent $30,000 on exploration prior to September 1, 2003 and, was required to spend an additional $30,000 on exploration prior to September 1, 2004. In August 2004, we agreed to extend the time to complete the exploration expenditures until January 1, 2005 for an additional payment of $5,000. We were notified in January 2005 that Montana Mining Corp. would not make the required payment and the property was re-assigned to us. We are currently marketing the property as real estate and expect to sell the property in the near future.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                          2005           2004
                                                        ---------     ---------

Land                                                    $  12,500     $  12,500
Equipment                                                 186,063       186,063
                                                        ---------     ---------
    Total                                                 198,563       198,563

Less: accumulated depreciation                           (104,356)      (85,095)
                                                        ---------     ---------

    Net property and equipment                             94,207       113,468
                                                        ---------     ---------

Pipeline                                                  399,795       319,285

Less: accumulated depreciation                           (175,931)     (161,492)
                                                        ---------     ---------

    Net pipeline                                          223,864       157,793
                                                        ---------     ---------

    Net property, plant, equipment and pipeline         $ 318,071     $ 271,261
                                                        =========     ==========

Depreciation expense charged to operations was $33,700 and $23,649 in fiscal 2005 and 2004, respectively.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5 - PROPERTY AND EQUIPMENT (CONTINUED)

The useful lives of property and equipment for purposes of computing depreciation are as follows:

     Machinery and Equipment              3 - 7 years
     Pipeline                             Useful life of related gas production,
                                          Approximately 5 to 7 years

NOTE 6 - STOCKHOLDERS' EQUITY

We amended our Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 2005 and 2004, no shares of preferred stock have been issued.

During the fiscal year ended September 30, 2005, options totaling 750,000 shares were exercised for $142,500.

NOTE 7 - STOCK OPTION PLAN

During 2000, we adopted a Stock Option Plan (the "2000 Plan"). The exercise price of the shares covered by options granted pursuant to the 2000 Plan may not be less than the fair market value of the common stock on the grant date. Further, the exercise price shall not be less than 110% of the fair market value of the common stock on the day of grant if the optionee owns 10% or more of our common stock. With respect to each individual option granted under the 2000 Plan; the Board of Directors will determine separately the number of shares, the option period, and the limitations, which will apply to the exercise of options. As of September 30, 2004, we had an aggregate of 750,000 common shares reserved for issuance under the 2000 Plan. As of September 30, 2005, under the 2000 Plan, options to purchase 750,000 common shares were exercised by three board members, an employee and a consultant for a total of $142,500.

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

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 - STOCK OPTION PLAN (CONTINUED)

The following schedule summarizes information with respect to options granted under the Company's equity plans:

                                         Number              Weighted Average
                                            of               Exercise Price of
                                          Shares            Shares Under Plans
                                         ------------       --------------------

Outstanding September 30, 2003            750,000                  $.19
                                                                    ===
Granted                                      -
Exercised                                    -
Forfeited or expensed                        -
                                         --------
Outstanding September 30, 2004            750,000                   .19
                                                                    ===
Granted                                      -
Exercised                                 750,000                  (.19)
Forfeited or expensed                        -                      ===
                                         --------
Outstanding September 30, 2005              -0-                     $.0
                                          ========                  ===


NOTE 8 - INCOME TAXES

There is no current or deferred income tax expense for the years ended September 30, 2005 and 2004 because we had available net operating losses.

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

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet at September 30, 2005 and 2004 is the result of the following:

                                                       2005             2004
                                                    ---------         ---------

Deferred tax liabilities:
   Oil and gas properties                           $ (80,050)        $(103,070)
   Pipeline depreciation                              (48,582)          (50,276)
Deferred tax assets:
   Net operating loss                                 559,182           602,171
   Securities valuation                                   -0-           107,147
   Property and equipment                              10,926             9,203
   Asset retirement obligation                            -0-               -0-
                                                    ---------         ---------
          Total                                       441,476           565,175
Less:  valuation allowance                           (441,176)         (565,175)
                                                    ---------         ---------
Net deferred tax assets                             $    --           $    --
                                                    =========         =========

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8 - INCOME TAXES (CONTINUED)

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the two years ended September 30 is as follows:

                                                             2005      2004
                                                           -------    -------
Statutory federal income tax rate                            34%        34%

Statutory state income tax rate                                -          -

Effect of net operating loss carryforwards                  (34%)       (34%)
                                                           -------    -------

Effective rate                                                0%          0%
                                                           =======    ========

The temporary differences causing the deferred tax asset are expected to reverse over the next ten years. At September 30, 2005 and 2004, we had net operating loss carryforwards of $1,644,653 and $1,732,935, respectively. The operating loss carryforwards expire beginning in 2012 ($44,179 in 2012 and $1,600,474 thereafter). During the year ended September 30, 2005, we utilized approximately $88,000 of net operating loss carryforwards. Utilization of net operating loss carryforwards are limited in the event of significant changes in ownership.

NOTE 9 - MAJOR CUSTOMER

We derived in excess of 93% and 92% of our revenue from one purchaser(oil and gas sales and pipeline sales) for the years ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and 2004, $44,234 and $23,157, respectively, was due from this purchaser.

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

During the years ended September 30, 2005 and 2004, there were no inter-segment revenues. The accounting policies applied by each segment are the same as those used by us in general.

Net sales to one customer of the oil and gas segment totaled approximately $353,213 and $291,800 of revenues or 93% and 92% for the years ended September 30, 2005 and 2004, respectively.

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

Segment information consists of the following:

                                  Oil and Gas         Pipeline           Mining           Corporate           Consolidated
                                  -----------         --------           ------           ---------           ------------
Revenues:
2005                             $   380,922        $   134,523         $  -0-           $       -0-         $   515,445
2004                                 316,852            151,074            -0-                   -0-             467,926


Income (Loss) From Operations
2005                             $   281,532        $   (60,690)        $  -0-           $  (229,266)        $    (8,425)
2004                                 228,543             (6,742)           -0-              (208,670)             13,131

Identifiable Assets (net)
2005                             $   467,283        $   287,026         $  28,706        $ 1,135,862         $ 1,918,877
2004                                 532,324            203,880            28,706            574,418           1,339,328

Depreciation and Depletion
Charged to Identifiable Assets
2005                            $    36,051        $    14,545          $  -0-           $     1,584         $    52,180
2004                                 33,982              9,378             -0-                 1,600              44,960

Capital Expenditures
2005                            $     3,731        $    80,510          $  -0-           $       -0-         $    84,241
2004                                134,815             86,504             -0-                   -0-             221,319

                                                                                                                    F-18

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 11 - OIL AND GAS ACTIVITIES

CAPITALIZED COSTS

Capitalized costs associated with oil and gas producing activities, excluding the Kansas pipeline, are as follows:

                                                            September 30,
                                                   -----------------------------
                                                      2005              2004
                                                   -----------      ------------

Proved properties                                  $   627,593      $ 1,149,378
Impairment allowance                                       -0-         (352,579)
Accumulated depreciation, depletion, and
amortization                                          (235,015)        (354,784)
                                                   -----------      -----------

               Net capitalized costs               $   392,578      $   442,015
                                                   ===========      ===========

In the years ended September 30, 2005 and 2004, we recorded no impairments. The impairment allowance was based on a determination of the fair value of property in earlier years. These properties were sold during fiscal 2005.

COSTS INCURRED

Information relating to the Company's costs incurred in its oil and gas property acquisition, exploration, and development activities is summarized as follows:

                                                             September 30,
                                                       -------------------------
                                                         2005             2004
                                                       --------         --------
Acquisition of properties                              $    -0-         $  3,284
Development costs                                         3,731          131,531
Exploration costs                                          --               --
                                                       --------         --------

        Total costs incurred                           $  3,731         $134,815
                                                       ========         ========

For the year ended September 30, 2005, the Company conducted one workover at a cost of $3,731. There were no exploration costs incurred for the years ended September 30, 2005 and 2004.

RESULTS OF OPERATIONS

Results of operations for oil and gas producing and pipeline activities are as follows:

                                                           September 30,
                                                    ----------------------------
                                                      2005               2004
                                                    ---------         ----------

Revenues                                            $ 515,445         $ 467,926
Production and operating costs                       (244,007)         (202,765)
Depreciation and depletion                            (50,596)          (43,360)
                                                    ---------         ---------

Results of operations                               $ 220,842         $ 221,801
                                                    =========         =========

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11 - OIL AND GAS ACTIVITIES (CONTINUEED)

UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of September 30, 2005 and 2004 were prepared by Dr. H. I. Bilgesu, an independent engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

Changes in proved reserves                          (M BBLS)        (MMCF)
                                                     ------          ----

Estimated quantity, September 30, 2003                 --           1,674
Revisions of previous estimate                           20           192
Production                                             --             (87)
                                                     ------        ------

Estimated quantity, September 30, 2004                   20         1,779

Revisions of previous estimate                         --              56
Production                                               (1)          (77)
Discoveries                                            --            --
Purchase of reserves                                   --            --
Sales of reserves                                       (19)           (7)
                                                     ------        ------

Estimated quantity, September 30, 2005                 --           1,751
                                                     ======        ======

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED OIL AND GAS RESERVE QUANTITIES (CONTINUED)

 Proved reserves at year end         Developed       Undeveloped        Total
 ---------------------------        ----------       -----------        -----

 Oil (M BBLS):
     September 30, 2005                    -                 -              -
     September 30, 2004                    -                20             20

 Gas (MMCF):
     September 30, 2005                  723             1,028          1,751
      September 30, 2004                 755             1,024          1,779


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

The following presents the unaudited principal components of the standardized measure of the discounted future net cash flows:
                                                                September 30,
                                                           ---------------------
                                                             2005          2004
                                                           ---------------------
                                                               (in thousands)

Future cash inflows                                        $ 12,084    $  6,582
Future production and development costs                      (3,804)     (3,165)
Future income tax expense                                    (2,544)       (671)
                                                           --------    --------
Future net cash flows                                         5,736       2,746

10% annual discount for estimated timing of cash flows       (2,906)     (1,323)
                                                           --------    --------

Standardized measure of discounted cash flows              $  2,830    $  1,423
                                                           ========    ========

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED STANDARDIZED MEASURE (CONTINUED)

The following presents the unaudited principal source of the changes in the standardized measure of discounted future net cash flows:

                                                                Years ended
                                                               September 30,
                                                             -------------------
                                                               2005       2004
                                                             -------------------
                                                                (in thousands)
Standard measure of discounted future net cash flows:
       Beginning of year                                     $ 1,423    $ 1,151
                                                             -------    -------
Sales and transfers of oil and gas produced,
             net of production costs                            (325)      (263)
Net changes in prices and production costs and other           1,823         64
Net changes due  to discoveries                                 --         --
Net changes due to acquisitions                                 --         --
Net changes due to sale of existing reserves                     (33)      --
 Changes in future development costs                               4        132
Revisions of previous quantity estimates
                                                                  51         13
Other                                                            462        270
Net change in income taxes                                      (741)       (75)
Accretion of discount                                            166        131
                                                             -------    -------
                                                               1,407        272
                                                             -------    -------
       End of year                                           $ 2,830    $ 1,423
                                                             =======    =======

During fiscal 2005, the Galvan Ranch property located in Webb County, Texas and the Terrestrial Field located in Kimball County, Nebraska were sold for a gain of approximately $96,000.

NOTE 12 - LEASES

We have an operating lease for a gas compressor that we use in our pipeline operation. Lease costs for the equipment amounted to $25,916 and $24,660 in fiscal 2005 and 2004, respectively. The lease is renewable on a month-to-month basis and is currently at a rate of $2,263 per month. We also lease the land for this compressor site on a year-to-year basis. The rental expense for the calendar year 2006 is $10,000.

We maintain offices in Denver, Colorado, at a cost of $1,038 per month. Lease costs for the office space totaled $12,456 for the years ended September 30, 2005 and 2004. The office lease expired December 31, 2004 and we currently rent space on a month-to-month basis.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of September 30, 2005 and 2004, we owed $1,946 and $1,797, respectively, to our president for reimbursement of expenses made on our behalf.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 14 - ASSET RETIREMENT OBLIGATION

Effective October 1, 2002, we adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires us to recognize an estimated liability for the plugging and abandonment of our gas wells. As of September 30, 2005, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No.
143. A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long- lived asset is recorded at the time a well is completed and ready for production. We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 8%. Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

We will amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells. A reconciliation of our liability for the year ended September 30, 2005 is as follows:

Upon adoption at October 1, 2003                                       $ 31,343
Liabilities incurred                                                        -0-
Liabilities settled                                                         -0-
Accretion expense                                                         1,369
Revision to estimate                                                     (5,143)
                                                                       --------
Asset retirement obligation as of
September 30, 2004                                                       27,569

Liabilities incurred                                                        -0-
Liabilities settled                                                         -0-
Accretion expense                                                         1,432
Revision to estimate                                                        -0-
                                                                       --------

Asset retirement obligations as of
September 30, 2005                                                     $ 29,001
                                                                       ========

NOTE 15 - GAIN ON SALE OF OIL AND GAS PROPERTIES

As of June 1, 2005, we sold our remaining 2% overriding royalty interest in the Galvin Ranch property to a third party for $27,000 resulting in a gain of approximately $25,400.

Effective September 30, 2005, we sold our entire interest in the Terrestrial Field to a third party for $115,000 less a $10,000 finder's fee for a gain of approximately $70,500.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 16 - FORFEITED DEPOSIT

On May 10, 2005, we entered into a Purchase and Sale Agreement ("Agreement") to sell our Leavenworth County, Kansas assets to an unaffiliated party. Under the Agreement, we agreed to sell and purchaser agreed to purchase all of our right, title and interests to our producing gas properties located in the state of Kansas along with our related gas, pipeline and other operating equipment. The purchase price for the assets was $1,775,000 plus reimbursements for certain capital expenditures and closing adjustments, payable in cash at closing. Our shareholders approved the sale at a June 30, 2005 shareholders meeting. The sale was scheduled to close on or before July 31, 2005, however, on July 22, 2005 the purchaser requested an extension of the closing until September 2005.

On August 2, 2005, we agreed to extend the closing to not later than September 21, 2005 and an Amended Purchase and Sale Agreement was executed by the parties. Under this agreement, the purchaser paid us $300,000 on August 3, 2005. This amount was applicable against the revised purchase price of $1,800,000. The balance of the purchase price was payable by the purchaser on or before September 21, 2005. Since the purchaser failed to close on or before that date, the $300,000 theretofore received by us was retained as liquidated damages and the agreement was terminated with no further rights or duties of the parties.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  MONUMENT RESOURCES, INC.




  Date:  December 20, 2005                        By /s/ A.G. Foust
                                                     ---------------------------
                                                         A.G. Foust, President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



  Signature                Title                                       Date
  ---------                -----                                       ----

  /s/ A.G. Foust           President (Chief Executive          December 20, 2005
  A.G. Foust               Officer, Principal Financial
                           and Accounting Officer
                           and Director)

  /s/ John J. Womack       Director                            December 20, 2005
  John J. Womack