Form 10QSB
period 2005-12-31
MONUMENT RESOURCES INC
filed 2006-02-13
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2005
                                        -----------------

[] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to _______________


                        Commission file number 033-15528
                                               ---------


                            MONUMENT RESOURCES, INC.
     ----------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


               Colorado                                84-1028449
    --------------------------------      -----------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)


           2050 South Oneida Street, Suite 106, Denver, Colorado 80224
           -----------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)


                                 (303) 692-9468
           -----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [ X ]   No  [  }


Indicate by check mark whether the registrant is a shell company as defined in
Rule 12b-2 of the Exchange Act.     Yes [ ]   No  [ X }


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,319,000 shares of common stock were outstanding at February 9, 2006.

Transitional Small Business Disclosure Format (Check One):
                                    Yes [ ]   No  [ X }

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Balance Sheets as of              2
                 December 31, 2005 and September 30, 2005

                 Condensed Consolidated Statements of Operations          4
                 for the Three Months ended December 31, 2005 and 2004

                 Condensed Consolidated Statements of Cash Flows          5
                 for the Three Months ended
                 December 31, 2005 and 2004

                 Notes to Condensed Consolidated Financial Statements     6

         Item 2. Management's Discussion and Analysis of                 14
                 Financial Condition and Results of Operations

         Item 3. Controls and Procedures                                 16

PART II. OTHER INFORMATION                                               17

         Signatures                                                      18

         Exhibit Index                                                   19

Item 1. Financial Statements.


                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                December 31, September 30,
                                                    2005         2005
ASSETS                                          (Unaudited)   (Audited)
------                                           ----------   ----------
Current assets
         Cash and cash equivalents               $  771,127   $  654,987
         Investment in securities, at market        411,236      416,521
         Accounts receivable                         82,838       47,415
         Prepaid expenses                            10,441       60,599
                                                 ----------   ----------

Total current assets                              1,275,642    1,179,522

Mineral properties                                   28,706       28,706
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depletion               388,991      392,578

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                 242,897      223,864
         Property and equipment, net of
           accumulated depreciation                 120,575       94,207
                                                 ----------   ----------

Net property and equipment                          363,472      318,071
                                                 ----------   ----------

Total assets                                     $2,056,811   $1,918,877
                                                 ==========   ==========

            See Notes to Condensed Consolidated Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 December 31,  September 30,
                                                    2005           2005
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)     (Audited)
----------------------------------------         -----------    -----------
Current liabilities
         Accounts payable and accrued expenses   $    69,694    $    33,104

Asset retirement obligation                           29,001         29,001
                                                 -----------    -----------

Total liabilities                                     98,695         62,105

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued                  --             --
Common Stock, no par value, authorized
         10,000,000 shares; 5,319,000 issued
         and outstanding on December 31, 2005
         and September 30, 2005                    3,290,518      3,290,518
Accumulated deficit                               (1,321,530)    (1,426,771)
Unrealized gain on investment in securities          (10,872)        (6,975)
                                                 -----------    -----------

Total stockholders' equity                         1,958,116      1,856,772
                                                 -----------    -----------

Total liabilities and stockholders' equity       $ 2,056,811    $ 1,918,877
                                                 ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended
                                                              December 31,
                                                      -------------------------
                                                          2005          2004


Revenue
         Oil and gas sales                            $   198,248   $   104,754
         Pipeline income                                   42,143        38,373
                                                      -----------   -----------

                  Total revenue                           240,391       143,127
                                                      -----------   -----------

Expenses
         Oil and gas operating expense                     16,843        12,959
         Pipeline operating expense                        45,783        34,412
         General and administrative                        69,645        71,851
         Depletion, depreciation and amortization          15,138        15,565
                                                      -----------   -----------

                  Total expenses                          147,409       134,787
                                                      -----------   -----------

Net income from operations                                 92,982         8,340

Other income and (expense)
         Loss on sale of securities                          --            (125)
         Interest and other                                12,259         8,243
                                                      -----------   -----------

Net income                                            $   105,241   $    16,458
                                                      ===========   ===========

Basic income per common share                         $       .02   $      --
                                                      ===========   ===========
Diluted income per common share                       $       .02   $      --
                                                      ===========   ===========
Weighted average number of shares outstanding           5,319,000     4,569,000
                                                      ===========   ===========

Diluted weighted average number of shares outstanding   5,319,000     4,749,000
                                                      ===========   ===========

            See Notes to Condensed Consolidated Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Three Months Ended December 31,
                                              -------------------------------
                                                      2005         2004
                                                   ---------    ---------

Cash flows from operating activities:
Net income                                         $ 105,241    $  16,458
Adjustment to reconcile net income to net
   cash provided by operating activities:
         Depreciation, depletion and amortization     15,138       15,565
         (Gain) loss on sale of securities              --            125
Changes in operating assets and liabilities:
         Decrease in prepaid expense                  50,158        5,452
         (Increase) in accounts receivable           (35,423)     (40,761)
         Increase (decrease) in accounts payable
         and accrued expenses                         36,590       13,001
                                                   ---------    ---------

Net cash flow provided by operation                  171,704        9,840
                                                   ---------    ---------

Cash flows from investing activities:

Proceeds from sale of investment securities            1,388       52,238
Additions to oil and gas properties                     (675)      (2,158)
Additions to equipment                               (56,277)     (33,715)
                                                   ---------    ---------
Net cash flows provided  (used) by
   investing activities                              (55,564)      16,365
                                                   ---------    ---------

Net increase in cash                                 116,140       26,205

Cash and cash equivalents at beginning of period     654,987       51,397
                                                   ---------    ---------

Cash and cash equivalents at end of period         $ 771,127    $  77,602
                                                   =========    =========


                    Schedule of Non-cash Investing Activities
                    -----------------------------------------


Decrease (increase) in unrealized gain
         on securities available for sale           $   3,897    $  (4,774)
                                                    =========    =========

            See Notes to Condensed Consolidated Financial Statements

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Monument Resources, Inc, (the "Company") was organized under the laws of the State of Colorado on October 1, 1984. We are in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from our gas properties. Our mineral property is in Montana. See Note 6 below. Our gas properties are in Leavenworth County, Kansas. We also operate a gas pipeline in conjunction with our Leavenworth gas wells.

     We have a substantial investment in mineral and gas properties. We may not have sufficient capital to fully explore our mineral holdings or to develop some of our gas properties, which would require additional investment. We have in the past relied on joint venture partners to supply most of the funds needed to explore or develop our properties, and may also rely on such partners for similar funding in the future. Our ability to obtain outside funding may be critical to our exploration and development efforts of some of our properties. As a result of these factors, recovery of our investments in these properties cannot be assured.

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited. However, in our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended September 30, 2005.

     Except for the historical information contained in this Form 10-QSB, this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and in our Annual Report on Form 10-KSB for the year ended September 30, 2005.

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

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings per share for the three months ended:

                                                              December 31,
                                 -------------------------------------------------------------------
                                                2005                               2004
                                 ---------------------------------   -------------------------------
                                                            Per                                Per
                                    Net                    Share         Net                  Share
                                  Income      Shares       Amount      Income      Shares     Amount
                                 ---------   ---------   ---------   ---------   ---------   -------
Basic earnings per share:
     Net income
     and share amounts           $ 105,241   5,319,000   $     .02   $  16,458   4,569,000   $  --

Dilutive securities:
     Stock options                    --           -0-        --          --       180,000      --
                                 ---------   ---------   ---------   ---------   ---------   -------

Diluted earnings per share:
     Net income and
      assumed share conversion   $ 105,241   5,319,000   $     .02   $  16,458   4,749,000   $  --
                                 =========   =========   =========   =========   =========   =======


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

OIL AND GAS PROPERTIES

     We follow the successful efforts method of accounting for our oil and gas activities. Under this method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped and unproved properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Developed and proved properties are periodically assessed under the accounting rules of SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". Cash received for partial conveyances of property interests is treated as a recovery of cost and no gain or loss is recognized.

INCOME TAXES

     We have made no provision for income taxes for the three-month period ended December 31, 2005 since the pre-tax income will be offset by net operating loss carryforwards. We had approximately $1,559,704 of such carryforwards at September 30, 2005.

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

COMPREHENSIVE INCOME

     We have adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, we report unrealized gains and losses on investments in debt and equity securities as changes in equity.

ASSET RETIREMENT OBLIGATIONS

     We have adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have adopted SFAS No. 143 and recorded our estimated obligations. Quarterly accretion is not material.

STOCK BASED COMPENSATION

     We have adopted SFAS Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" - an amendment of FASB Statement No.
123. SFAS No. 148 amends No. SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Going forward we will apply the new rules that apply to stock-based compensation as set out in SFAS 123.R.

NEW ACCOUNTING PRONOUNCEMENTS

FASB 151 -  Inventory Costs

     In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement became effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement has not any and will not have any material impact on our financial statements.

FASB 153 - Exchanges of Non-monetary Assets

     In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This

     Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on our financial statements.

FASB 123 (revised 2004) - Share-Based Payments

     In December 2004, the FASB issued a revision to FASB Statement No. 123, "Accounting for Stock Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

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

     The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has complied with this Statement as of the effective date.

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

NOTE 3 -- SEGMENT INFORMATION

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

     Our oil and gas segment derives its revenues from the sale of oil and gas. Our mining segment receives its revenues primarily from option or the sale of a mineral venture that we have originated. Corporate income is primarily derived from interest income on our funds held in money market accounts and the sale of government backed bonds. Our pipeline segment derives revenue from the sale, transportation and compression of our gas in Leavenworth County, Kansas.

     During the three months ended December 31, 2005, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer of our gas transmission pipeline segment totaled $198,248, or 100% of our revenues for the three months ended December 31, 2005.

     There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since our last annual report.

Segment information for the three months ended December 31, 2005 and 2004 is as follows:

                            Oil and Gas   Pipeline         Mining      Corporate     Consolidated
                           -----------   -----------    -----------   ------------   ------------
Revenues
     2005                  $   198,248   $    42,143    $      --     $    12,259    $   252,650
     2004                      104,754        38,383           --           8,118        151,245

Income (Loss)
From Operations
     2005                  $   174,347   $   (11,324)   $      --     $   (57,782)   $   105,241
     2004                       83,669        (2,592)          --         (64,619)        16,458

Identifiable Assets
     2005                  $   455,724   $   376,219    $    28,706   $ 1,196,162    $ 2,056,811
     2004                      523,088       273,112         28,706       548,655      1,373,561

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2005                  $     7,058   $     7,684    $      --     $       396    $    15,138
     2004                        8,096         7,073           --             396         15,565

Capital Expenditures
     2005                  $       675   $    56,277    $      --     $      --      $    56,952
     2004                        2,158        33,715           --            --           35,873


NOTE 4 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the quarter ended December 31, 2005, we completed approximately three miles of gas pipeline necessary to complete the connection of two new gas wells. These wells are currently producing and should have a positive impact on our current and future gas production volumes.

NOTE 5 -- MINERAL ACTIVITIES

DOBLER GOLD MINE PROSPECT -- BROADWAY COUNTY, MONTANA

     We carry a cost basis of $28,706 on the Dobler Mine property in Broadway County, Montana. On January 15, 2006, we entered into a contract to sell the Dobler Mine property for $140,000 less a 6 1/2% commission. The scheduled closing is February 15, 2006. Although there is no assurance the closing will take place, we have had no indication from the real estate agent that there are any difficulties with the transaction.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments. We report the unrealized gain on the investment in securities in our Consolidated Balance Sheet. The table below details the changes during the three months ended December 31, 2005 and 2004, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Three months ended December 31, 2005
Accumulated other comprehensive loss at September 30, 2005         $(6,975)

Change in unrealized gain on securities held for sale               (3,897)

                                                                  ----------
Accumulated other comprehensive loss at December 31, 2005         $(10,872)
                                                                  ==========

Three months ended December 31, 2004
Accumulated other comprehensive income at September 30, 2004        $16,047

Change in unrealized gain on securities held for sale                 4,774

                                                                  ----------
Accumulated other comprehensive income at December 31, 2004         $20,821
                                                                  ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2005, our current assets were $1,275,642 and current liabilities were $69,694 and we had working capital of $1,205,948 compared to current assets of $1,179,522 at September 30, 2005 and current liabilities of $33,104 at September 30, 2005, resulting in working capital at September 30, 2005 of $1,146,418. Our working capital increased $59,530, or about 5%.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2005 compared to December 31, 2004

     Due to an increase in the average sales price received for our gas and an increase in production volumes, revenue from our gas and pipeline sales increased for the three months ended December 31, 2005 when compared to the same period in 2004. Gas production increased 10% from 21,800 MCF to 23,900 MCF due to the addition of two new gas wells in Kansas, and the price received for our natural gas increased from an average of $4.53 per MCF for the three months ended December 31, 2004 compared to an average of $8.29 per MCF for the three months ended December 31, 2005, a 83% increase. Gas sales increased 89%, or $93,494, from $104,754 to $198,248. Pipeline sales were $42,143 for the three months ended December 31, 2005 and $38,373 for the three months ended December 31, 2004, an increase of $3,770, or 10%.

Interest and other revenue of $12,259 for the three months ended December 31, 2005 increased from $8,243 for the three months ended December 31, 2004 primarily due to an increase in cash from sale of assets in the previous year. Oil and gas and pipeline operating costs increased $15,255, or 32% from $47,371 to $62,626 when comparing the three months ended December 31, 2005 to December 31, 2004. The increase is due to the addition of two producing wells and start up costs incurred in our new pipeline addition.

     General and administrative expenses totaled $69,645 for the three months ended December 31, 2005, compared to $71,851 for the three-month period ended December 31, 2004. The decrease of $2,206, or 3%, in general and administrative costs was primarily due to decreased legal expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS

     We have no contractual obligations as of December 31, 2005.

     We lease our corporate offices in Denver, Colorado on a month-to-month basis. Yearly payments under the lease are $12,456.

     We have an operating lease on a gas compressor that we use in our pipeline operation. The lease is renewable on a month-to-month basis at a rate of $2,489 per month or $29,868 per year.

     We also lease a compressor site from a third party. We can cancel the lease upon thirty days written notice. The lease payment for the calendar year 2006 is $10,000 and was paid in January 2006. If we elect to continue the lease in 2007, the lease payment for that year will be $10,000.

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

     We have held preliminary discussions with our independent accountants with respect to our future compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We understand the Securities and Exchange Commission is considering certain relief measures for small business issuers. In the meantime, we intend to continue our discussions with our independent accountants to determine whether we have, and wish to devote, the management and financial resources required to comply with the referenced Section 404. If not, we may elect to suspend our reporting obligations under the Securities Exchange Act of 1934.

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

                                     MONUMENT RESOURCES, INC.
                                     (Registrant)


Date:  February 9, 2006              By:  /s/ A.G. Foust
                                        ---------------------------------------
                                        A.G. Foust, President
                                        (Chief Executive Officer, Principal
                                        Financial and Accounting Officer) and
                                        a Director

                                            EXHIBIT INDEX

      EXHIBIT
      NUMBER       DESCRIPTION

      31.1         Certification of Chief Executive and Financial Officer under
                   Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1         Certification of Chief Executive and Financial Officer under
                   Section 906 of the Sarbanes-Oxley Act of 2002.