Form 10QSB
period 2006-03-31
MONUMENT RESOURCES INC
filed 2006-05-05
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2006.
                                    ---------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _______________


                        Commission file number 033-15528
                                               ---------


                            MONUMENT RESOURCES, INC.
     ----------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

                   Colorado                               84-1028449
        --------------------------------            --------------------
        (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)             Identification  No.)


           2050 South Oneida Street, Suite 106, Denver, Colorado 80224
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)


                                 (303) 692-9468
                -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  [X]    No []

Indicate by check mark whether the registrant is a shell company as defined in
Rule 12b-2 of the Exchange Act.  Yes  []    No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,319,000 shares of common stock were outstanding at May 5, 2006.

Transitional Small Business Disclosure Format (Check One):  Yes  []    No [X]

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Balance Sheets as of               2
                March 31, 2006 and September 30, 2005 (Audited)

                Condensed Consolidated Statements of Operations           4
                for the Three Months and Six Months ended
                March 31, 2006 and 2005

                Condensed Consolidated Statements of Cash Flows           5
                for the Six Months ended March 31, 2006 and 2005

                Notes to Condensed Consolidated Financial Statements      6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      14

        Item 3. Controls and Procedures                                  16

PART II. OTHER INFORMATION                                               18

        Signatures                                                       19

        Exhibit Index                                                    20

Item 1. Financial Statements.


                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  March 31,   September 30,
                                                   2006          2005
ASSETS                                          (Unaudited)    (Audited)
--------------------------------------------     ----------   ----------
Current assets
         Cash and cash equivalents               $  458,872   $  654,987
         Investment in securities, at market        903,230      416,521
         Accounts receivable                         52,550       47,415
         Prepaid expenses                             6,814       60,599
                                                 ----------   ----------

Total current assets                              1,421,466    1,179,522

Mineral properties                                     --         28,706
Proved and unproved oil and gas
         properties, successful efforts method
         net of accumulated depletion               384,728      392,578

Property and equipment:
         Gas pipeline, net of
           accumulated depreciation                 235,623      223,864
         Property and equipment, net of
           accumulated depreciation                 117,844       94,207
                                                 ----------   ----------

Net property and equipment                          353,467      318,071
                                                 ----------   ----------

Total assets                                     $2,159,661   $1,918,877
                                                 ==========   ==========


            See Notes to Condensed Consolidated Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  March 31,    September 30,
                                                    2006           2005
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)     (Audited)
------------------------------------             -----------    -----------
Current liabilities
         Accounts payable and accrued expenses   $    46,243    $    33,104

Asset retirement obligation                           29,001         29,001
                                                 -----------    -----------

Total liabilities                                     75,244         62,105

Stockholders' equity:
Preferred Stock, no par value, authorized
         1,000,000 shares; none issued                  --             --
Common Stock, no par value, authorized
         10,000,000 shares; 5,319,000 issued
         and outstanding on March 31, 2006
         and September 30, 2005                    3,290,518      3,290,518
Accumulated deficit                               (1,188,545)    (1,426,771)
Unrealized (loss) on investment in securities        (17,556)        (6,975)
                                                 -----------    -----------

Total stockholders' equity                         2,084,417      1,856,772
                                                 -----------    -----------

Total liabilities and stockholders' equity       $ 2,159,661    $ 1,918,877
                                                 ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               Three Months                Six Months
                                                              Ended March 31,            Ended March 31,
                                                        -------------------------   -------------------------
                                                            2006          2005          2006          2005
                                                        -----------   -----------   -----------   -----------
Revenue
         Oil and gas sales                              $   132,417   $   103,476   $   330,665   $   208,230
         Pipeline income                                     41,984        41,523        84,127        79,896
                                                        -----------   -----------   -----------   -----------

                  Total revenue                             174,401       144,999       414,792       288,126
                                                        -----------   -----------   -----------   -----------

Expenses
         Oil and gas operating expense                       23,424        16,667        40,267        29,626
         Pipeline operating expense                          55,404        48,823       101,187        83,235
         General and administrative                          55,128        41,027       124,773       112,878
         Depletion, depreciation and amortization            16,904        12,969        32,042        28,534
                                                                                    -----------   -----------

                  Total Expenses                            150,860       119,486       298,269       254,273
                                                        -----------   -----------   -----------   -----------

Net income from operations                                   23,541        25,513       116,523        33,853

Other income and (expense)
         Loss on sale of securities                            --            --            --            (125)
         Gain on sale of mineral property                   100,359          --         100,359          --
         Interest and other                                   9,085         2,559        21,344        10,802
                                                        -----------   -----------   -----------   -----------

Net income                                              $   132,985   $    28,072   $   238,226   $    44,530
                                                        ===========   ===========   ===========   ===========

Basic income per common share                           $       .03   $       .01   $       .04   $        01
                                                        ===========   ===========   ===========   ===========

Diluted income per common share                         $       .03   $       .01   $       .04   $       .01
                                                        ===========   ===========   ===========   ===========
Weighted average number of shares outstanding             5,319,000     4,569,000     5,319,000     4,569,000
                                                        ===========   ===========   ===========   ===========

Diluted weighted average number of shares outstanding     5,319,000     4,749,000     5,319,000     4,749,000
                                                        ===========   ===========   ===========   ===========



            See Notes to Condensed Consolidated Financial Statements.

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Six Months Ended March 31,
                                                     --------------------------
                                                          2006         2005
                                                       ---------    ---------

Cash flows from operating activities:
Net income                                             $ 238,226    $  44,530
Adjustment to reconcile net income to net
   cash provided by operating activities:
         Depreciation, depletion and amortization         32,042       28,534
         (Gain) on sale of mineral property             (100,359)        --
         Loss on sale of securities                         --            125
Changes in operating assets and liabilities:
         Decrease in prepaid expense                      53,785       10,354
(Increase) in accounts receivable                         (5,135)     (23,851)
         Increase in accounts payable
           and accrued expenses                           13,139        3,850
                                                       ---------    ---------

Net cash flow provided by operations                     231,698       63,542

Cash flows from investing activities:

Proceeds from sale of mineral investment                 129,065         --
Proceeds from sale of investment securities                2,710       54,118
Additions to oil and gas properties                         (675)      (2,158)
Additions to equipment                                   (58,913)     (38,435)
Purchase of investment securities                       (500,000)        --
                                                       ---------    ---------
Net cash flows provided (used) by
   investing activities                                 (427,813)      13,525
                                                       ---------    ---------

Net increase (decrease) in cash                         (196,115)      77,067

Cash and cash equivalents at beginning of period         654,987       51,397
                                                       ---------    ---------

Cash and cash equivalents at end of period             $ 458,872    $ 128,464
                                                       =========    =========


          Schedule of Non-cash Investing Activities
          -----------------------------------------


Decrease (increase) in unrealized gain (loss)
         on securities available for sale              $ (10,581)   $  16,781
                                                       =========    =========

            See Notes to Condensed Consolidated Financial Statements

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Monument Resources, Inc, (the "Company") was organized under the laws of the State of Colorado on October 1, 1984. We are in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from our gas properties. Our mineral property was in Montana. See Note 5 below. Our gas properties are in Leavenworth County, Kansas. We also operate a gas pipeline in conjunction with our Leavenworth gas wells.

     We have a substantial investment in oil and gas properties. We may not have sufficient capital to fully develop some of our gas properties, which would require additional investment. We have in the past relied on joint venture partners to supply most of the funds needed to explore or develop our properties, and may also rely on such partners for similar funding in the future. Our ability to obtain outside funding may be critical to our development efforts of some of our properties.

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended September 30, 2005.

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

REVENUE RECOGNITION

     Sales of oil and gas pfewrddesfcroduction and pipeline income are recognized at the time of delivery of the product to the purchaser.

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

     The following is a reconciliation of the numerators and denominators used in the calculations of our basic and diluted earnings per share for the six months ended:

                                                              March 31,
                                 ---------------------------------------------------------------------
                                                2006                               2005
                                 ---------------------------------   ---------------------------------
                                                            Per                                  Per
                                     Net                   Share        Net                     Share
                                   Income     Shares       Amount     Income       Shares      Amount
                                 ---------   ---------   ---------   ---------   ---------   ---------
Basic earnings per share:
     Net income
     and share amounts           $ 238,226   5,319,000   $     .04   $  44,530   4,569,000   $     .01

Dilutive securities:
Stock options                         --             0        --          --       180,000        --
                                 ---------   ---------   ---------   ---------   ---------   ---------

Diluted earnings per share:
     Net income and
      assumed share conversion   $ 238,226   5,319,000   $     .04   $  44,530   4,749,000   $     .01
                                 =========   =========   =========   =========   =========   =========


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

INCOME TAXES

     We have made no provision for income taxes for the six-month period ended March 31, 2006 since the pre-tax income will be offset by net operating loss carryforwards. We had approximately $1,559,704 of such carryforwards at March 31, 2006.

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

STOCK BASED COMPENSATION

     We have adopted SFAS Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" - an amendment of FASB Statement No.
123. SFAS No. 148 amends No. SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Going forward we will apply the new rules that apply to stock-based compensation as set out in SFAS 123(R).

CERTAIN ACCOUNTING PRONOUNCEMENTS

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

FASB 153 - Exchanges of Non-monetary Assets

     In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This

     Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on our financial statements.

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

     The notes to the financial statements will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

     The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has complied with this Statement as of the effective date.


NOTE 2 -- ESTIMATES AND RISKS

     The oil and gas industry is subject, by its nature, to environmental hazards and cleanup costs for which we carry liability insurance. At this time, we know of no substantial costs from environmental accidents or events for which we may be currently liable. In addition, our oil and gas business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Price declines reduce the estimated proved reserves and increase annual amortization expense (which is based on proved reserves).


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

     Our oil and gas segment derives its revenues from the sale of oil and gas. Our mining segment received its revenues primarily from the sale of a mineral venture that we had originated. We sold our mineral venture on February 24, 2006. See Note 5. Corporate income is primarily derived from interest income on our funds held in money market accounts and the sale of government backed bonds. Our pipeline segment derives revenue from the sale, transportation and compression of our gas in Leavenworth County, Kansas.

     During the six months ended March 31, 2006, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

     Net sales to one customer of our gas transmission pipeline segment totaled $330,665, or 100% of our revenues for the six months ended March 31, 2006.

     There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since our last annual report.

Segment information for the six months ended March 31, 2006 and 2005 is as follows:

                            Oil
                          and Gas  Pipeline   Mining     Corporate  Consolidated
                         --------  ---------  --------   ---------- ------------
Revenues
     2006                $330,665  $ 84,127   $100,359   $   21,344  $  536,495
     2005                 208,230    79,896       --         10,677     298,803

Net Income (Loss)
     2006                $276,281  $(34,193)  $100,359   $ (104,221) $  238,226
     2005                 162,346   (14,823)      --       (102,993)     44,530


Identifiable Assets
     2006                $458,742  $329,040   $   --     $1,371,879  $2,159,661
     2005                 515,715   257,192     28,706      602,876   1,404,489


Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
     2006                $ 14,117  $ 17,133   $   --     $      792  $   32,042
     2005                  16,258    11,484       --            792      28,534

Capital Expenditures
     2006                $    675  $ 58,913   $   --     $     --    $   59,588
     2005                    --      38,485       --          2,158      40,643


NOTE 4 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

     During the six months ended March 31, 2006, we completed approximately three miles of gas pipeline necessary to complete the connection of two new gas wells. These wells are currently producing and should have a positive impact on our current and future gas production volumes. During the next quarter we also plan to workover a number of existing gas wells and re-complete them in the upper McClouth gas zone.

NOTE 5 -- MINERAL ACTIVITIES

DOBLER GOLD MINE PROSPECT -- BROADWAY COUNTY, MONTANA

     On January 15, 2006, we entered into a contract to sell the Dobler Mine property in Broadway County, Montana for $140,000 less a 6 1/2% commission and other closing costs. The sale of the mine was closed on February 24, 2006. The Company recognized a gain on the sale of $100,359.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments. We report the unrealized gain on the investment in securities in our Condensed Consolidated Balance Sheet. The table below details the changes during the six months ended March 31, 2006 and 2005, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

   Six months ended March  31, 2006
   Accumulated other comprehensive (loss) at September 30, 2005   $ (6,975)

   Change in unrealized (loss) on securities held for sale         (10,581)

                                                                  --------
   Accumulated other comprehensive (loss) at March 31, 2006       $(17,556)
                                                                  ========

   Six months ended March 31, 2005
   Accumulated other comprehensive income at September 30, 2004   $ 16,047

   Change in unrealized gain on securities held for sale            16,781

                                                                  --------
   Accumulated other comprehensive income at March 31, 2005       $ 32,828
                                                                  ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2006, our current assets were $1,421,466 and current liabilities were $46,243 and we had working capital of $1,375,223 compared to current assets of $1,179,522 at September 30, 2005 and current liabilities of $33,104 at September 30, 2005, resulting in working capital at September 30, 2005 of $1,146,418. Our working capital increased $228,805, or about 20%. This increase in working capital is primarily due to earnings.

     At the present time, our primary source of cash for operations and exploration is our current working capital, cash that can be raised by selling our investment in U.S. government sovereign agency securities and other corporate bonds and funds derived from our oil and gas operations. We have in the past, and plan in the future, to rely on joint venture partners or equity funding to supply some of the funds needed to evaluate and develop our properties. Any inability we may have to raise additional capital through a stock offering, to liquidate our securities holdings or obtain third party funding may limit development of most of our properties.

RESULTS OF OPERATIONS

     Due to an increase in the average sales price received for our gas, revenue from our gas and pipeline sales increased for the six months ended March 31, 2006 when compared to the same period in 2005. Gas production increased from 52,717 MCF for the period ending March 31, 2005 to 55,301 MCF for the period ending March 31, 2006. This slight increase of 2,584 MCF was a result of the addition of two new producing wells. The price received for our natural gas increased from an average of $4.32 per MCF for the six months ended March 31, 2005 compared to an average of $8.55 per MCF for the six months ended March 31, 2006, a 98% increase. Gas sales increased 59%, or $122,435, from $208,230 to $330,665. Pipeline sales were $84,127 for the six months ended March 31, 2006 and $79,896 for the six months ended March 31, 2005, an increase of $4,231, or 5%.

     Interest and other revenue increased to $121,703 for the six months ended March 31, 2006 from $10,677 for the six months ended March 31, 2005 primarily due to the sale of our mineral property. Oil and gas operating costs increased $10,641, or 36% from $29,626 to $40,267 when comparing the six months ended March 31, 2005 to March 31, 2006. Pipeline operating costs were $83,235 for the six months ended March 31, 2005 and $101,187 for the six months ended March 31, 2006, an increase of $17,952, or 22%. The increases are due to the addition of two producing wells and start up costs incurred in our new pipeline addition.

     General and administrative expenses totaled $124,773 for the six months ended March 31, 2006, compared to $112,878 for the six-month period ended March 31, 2005. The increase of $11,895, or 11%, in general and administrative costs was primarily due to increased legal, accounting and audit fees.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS

     We have no contractual obligations as of March 31, 2006.

     We lease our corporate offices in Denver, Colorado on a month-to-month basis. Yearly payments under the lease are $12,456.

     We have an operating lease on a gas compressor that we use in our pipeline operation. The lease is renewable on a month-to-month basis at a rate of $3,345 per month or $40,140 per year.

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

          o    Supply and demand for natural gas;

          o Curtailments or increases in consumption by natural gas purchasers and o Changes in governmental regulations or taxation.

Oil and Gas Properties:

     The Company follows the successful efforts method of accounting for acquisition, exploration, development and production of its oil and gas properties. Under this method, all direct costs of acquisition, exploration and development are capitalized with respect to producing wells and non-producing development wells. Direct costs with respect to non-producing exploratory wells are charged to operations. Geological and geophysical costs and lease rentals are expensed as incurred. Costs to acquire interests in leases are capitalized and are either transferred to producing properties when the properties become productive or expensed when the interests are surrendered. Developed and proved properties are periodically assessed under the accounting rules of Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Asset". Under SFAS No. 144, the Company evaluates annually the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment.

     Unproved oil and gas properties represent undeveloped lease acreage held for development and are recorded at cost. An impairment allowance for unproved properties is determined on a property-by-property basis under the accounting rules of SFAS No.19, "Financial Accounting and Reporting by Oil and Gas Producing Companies".


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

                     MONUMENT RESOURCES, INC. AND SUBSIDIARY

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          N/A

ITEM 5. OTHER INFORMATION.

          N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit 31.1        Certification of Chief Executive and Financial Officer
                        under Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.1 Certification of the Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MONUMENT RESOURCES, INC.
                                       (Registrant)


Date:  May 5, 2006                     By:  /s/ A.G. Foust
                                           -------------------------------------
                                           A.G. Foust, President
                                           (Chief Executive Officer, Principal
                                           Financial and Accounting Officer) and
                                           a Director

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                   DESCRIPTION
  ------     -------------------------------------------------------------

  31.1       Certification of Chief Executive and Financial Officer under
             Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1       Certification of Chief Executive and Financial Officer under
             Section 906 of the Sarbanes-Oxley Act of 2002.