Form 10QSB
period 2006-06-30
MONUMENT RESOURCES INC
filed 2006-08-14
CIK 818468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

(303) 692-9468
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]      No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,319,000 shares outstanding as of August 10, 2006.

Transitional Small Business Disclosure Format: Yes [ ]      No [ X ]

MONUMENT RESOURCES, INC. AND SUBSIDIARY

Item 1. Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$396,769	$654,987
Marketable securities available-for-sale	899,413	416,521
Accounts receivable	30,948	47,415
Prepaid expenses and other assets	550	60,599

Total current assets	1,327,680	1,179,522

Mineral property held for sale	-	28,706
Proved and unproved oil and gas properties, successful efforts method net of accumulated depletion	435,577	392,578

Property and equipment:

Gas pipeline, net of accumulated depreciation	231,636	223,864

Property and equipment, net of accumulated depreciation	113,666	94,207

Net property and equipment	345,302	318,071

Total assets	$2,108,559	$1,918,877

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$17,830	$33,104

Asset retirement obligation	29,001	29,001
Total liabilities	46,831	62,105

Stockholders’ equity:

Preferred Stock, no par value, authorized 1,000,000 shares; none issued	-	-

Common Stock, no par value, authorized 10,000,000 shares; 5,319,000 issued and outstanding	3,290,518	3,290,518
Accumulated (deficit)	(1,207,429)	(1,426,771)
Unrealized gain (loss) on investment in securities	(21,321)	(6,975)
Total stockholders’ equity	2,061,768	1,856,772

Total liabilities and stockholders’ equity	$2,108,599	$1,918,877

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue

Oil and gas sales	$66,126	$94,268	$396,791	$302,498
Pipeline income	30,911	31,529	115,038	111,425

Total revenue	97,037	125,797	511,829	413,923

Expenses
Oil and gas operating expense	13,414	11,840	53,681	41,466
Pipeline operating expense	43,216	55,955	144,403	139,190
General and administrative	52,826	63,506	177,599	176,384
Depletion, depreciation and amortization	17,501	14,143	49,543	42,677
Total expenses	126,957	145,444	425,226	399,717

Income (loss) from operations	(29,920)	(19,647)	86,603	14,206

Other income and (expense)
Gain on sale of securities	-	47,913	-	47,788
Gain on sale of mineral interest	-	-	100,359	-
Interest and other	10,996	7,748	32,340	18,550

Total other income and expense	10,996	55,661	132,699	66,338

Net income (loss)	$(18,924)	$36,014	$219,302	$80,544
Basic and diluted income (loss) per common share	$(.003)	$.01	$.04	$02
Weighted average number of shares outstanding, basic and diluted	5,319,000	4,827,242	5,319,000	4,655,080

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$219,302	$93,544
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	49,543	42,677
(Gain) on sale of property and investment securities	(100,359)	(47,788)
Change in deferred tax asset	-	(13,000)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	60,049	(25,346)
(Increase) decrease in accounts and other receivables	16,467	(34,775)
Increase (decrease) in accounts payable and accrued expenses	(15,274)	3,940

Net cash flow provided by operations	229,728	19,252

Cash flows from investing activities:
Proceeds from sale of mineral investment	129,065	-
Proceeds from sale of investment securities	2,762	55,223
Additions to oil and gas properties	(55,786)	(2,109)
Additions to property and equipment	(63,987)	(68,669)
Proceeds from sale of property and investment securities	-	50,316
Purchase of investment securities	(500,000)	-

Net cash flows provided (used) by investing activities	(487,946)	34,761

Cash flows from financing activities:
Proceeds from sale of common stock	-	122,500

Net increase (decrease) in cash	(258,218)	176,513

Cash and cash equivalents at beginning of period	654,987	51,397

Cash and cash equivalents at end of period	$396,769	$227,910

Schedule of Non-cash Investing Activities

(Increase) in unrealized (loss) on securities available for sale	$(14,346)	$(12,067)

Receivable from exercise of stock options	$-	$20,000

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (Continued).

MONUMENT RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Monument Resources, Inc, (the “Company”) was organized under the laws of the State of Colorado on October 1, 1984. We are in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from our gas properties. Our mineral property was in Montana. See Note 5 below. Our gas properties are in Leavenworth County, Kansas. We also operate a gas pipeline in conjunction with our Leavenworth gas wells.

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

Item 1. Financial Statements (Continued).

REVENUE RECOGNITION

Sales of oil and gas production and pipeline income are recognized at the time of delivery of the product to the purchaser.

EARNINGS PER SHARE

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 128, addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.

There were no dilutive securities outstanding for the nine months ended June 30, 2006.

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

OIL AND GAS PROPERTIES

We follow the successful efforts method of accounting for our oil and gas activities. Under this method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped and unproved properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Developed and proved properties are periodically assessed under the accounting rules of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. Cash received for partial conveyances of property interests is treated as a recovery of cost and no gain or loss is recognized.

INCOME TAXES

We have made no provision for income taxes for the nine-month period ended June 30, 2006 since the pre-tax income will be offset by net operating loss carryforwards. We had approximately $1,368,062 of such carryforwards at June 30, 2006.

Item 1. Financial Statements (Continued).

INVESTMENT IN SECURITIES

We follow SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in accounting for our security investments. In accordance with SFAS No. 115, our investment in securities has been classified as available-for-sale because they are being held for an indefinite period of time. Under the available-for-sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains and losses recorded as a component of stockholders’ equity. The current market value is derived from published newspaper quotations as of the end of each quarter. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

COMPREHENSIVE INCOME

We have adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, we report unrealized gains and losses on investments in debt and equity securities as changes in equity.

ASSET RETIREMENT OBLIGATIONS

We have adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have adopted SFAS No. 143 and recorded our estimated obligations. Quarterly accretion is not material.

STOCK BASED COMPENSATION

We have adopted SFAS Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure” - an amendment of FASB Statement No. 123.  SFAS No. 148 amends No. SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Going forward we will apply the new rules that apply to stock-based compensation as set out in SFAS 123(R).

Item 1.  Financial Statements (Continued).

RECENT ACCOUNTING PRONOUNCEMENTS

FASB 151 - Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement became effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement has not had any and will not have any material impact on our financial statements.

FASB 153 - Exchanges of Non-monetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement has not had and will have no impact on our financial statements.

FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, “Accounting for Stock Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share

Item 1.  Financial Statements (Continued).

FASB 123 (revised 2004) - Share-Based Payments (Continued)

ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

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

Item 1.  Financial Statements (Continued).

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

During the nine months ended June 30, 2006, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

Net sales to one customer of our gas transmission pipeline segment totaled $396,791, or 100% of our revenues for the nine months ended June 30, 2006.

Item 1.  Financial Statements (Continued).

There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since our last annual report.

Segment information for the nine months ended June 30, 2006 and 2005 is as follows:

	Oil and Gas	Pipeline	Mining	Corporate	Consolidated
Revenues
2006	$396,791	$115,038	$100,359	$32,340	$644,528
2005	302,498	111,425	--	66,338	480,261

Net Income (Loss)
2006	$321,130	$(56,365)	$100,359	$(145,822)	$219,302
2005	238,821	(47,043)	--	(111,234)	80,544

Identifiable Assets
2006	$494,255	$313,286	$--	$1,301,018	$2,108,559
2005	512,514	303,254	28,706	709,769	1,554,243

Depreciation, Depletion and Valuation Charged to Identifiable Assets
2006	$21,980	$27,000	$--	$563	$49,543
2005	22,211	19,278	--	1,188	42,677

Capital Expenditures
2006	$55,786	$62,513	$--	$1,474	$119,773
2005	2,109	68,669	--	--	70,778

NOTE 4 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

During the nine months ended June 30, 2006, we completed approximately three miles of gas pipeline necessary to complete the connection of two new gas wells. These wells are currently producing and had a positive impact on our current and future gas production volumes. During the next quarter we also plan to workover a number of existing gas wells and re-complete them in the upper McClouth gas zone.

Item 1. Financial Statements (Continued).

NOTE 5 -- MINERAL ACTIVITIES

DOBLER GOLD MINE PROSPECT -- BROADWAY COUNTY, MONTANA

On January 15, 2006, we entered into a contract to sell the Dobler Mine property in Broadway County, Montana for $140,000 less a 6½% commission and other closing costs. The sale of the mine was closed on February 24, 2006. We recognized a gain on the sale of $100,359.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments. We report the unrealized gain on the investment in securities in our Condensed Consolidated Balance Sheet. The table below details the changes during the nine months ended June 30, 2006 and 2005, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Nine months ended June 30, 2006
Accumulated other comprehensive (loss) at September 30, 2005	$(6,975)

Change in unrealized (loss) on securities held for sale	(14,346)

Accumulated other comprehensive (loss) at June 30, 2006	$(21,321)

Nine months ended June 30, 2005
Accumulated other comprehensive income at September 30, 2004	$16,047

Change in unrealized gain on securities held for sale	(12,067)

Accumulated other comprehensive income at June 30, 2005	$3,980

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, our current assets were $1,327,680 and current liabilities were $17,830 and we had working capital of $1,309,850 compared to current assets of $1,179,522 at September 30, 2005 and current liabilities of $33,104 at September 30, 2005, resulting in working capital at September 30, 2005 of $1,146,418. Our working capital increased $163,432, or about 14%. This increase in working capital is primarily due to the sale of mineral interests and earnings.

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

RESULTS OF OPERATIONS

Due to an increase in the average sales price received for our gas, revenue from our gas and pipeline sales increased for the nine months ended June 30, 2006 when compared to the same period in 2005. Gas production increased from 74,283 MCF for the period ending June 30, 2005 to 74,901 MCF for the period ending June 30, 2006. This slight increase of 618 MCF (less than 1%) was a result of the addition of two new producing wells. The price received for our natural gas increased from an average of $4.45 per MCF for the nine months ended June 30, 2005 compared to an average of $5.30 per MCF for the nine months ended June 30, 2006, a 19% increase. Gas sales increased 31%, or $94,293, from $302,498 to $396,791. Pipeline sales were $115,038 for the nine months ended June 30, 2006 and $111,425 for the nine months ended June 30, 2005, an increase of $3,613, or 3%.

Interest and other revenue increased to $132,699 for the nine months ended June 30, 2006 from $66,338 for the nine months ended June 30, 2005 primarily due to the sale of our mineral property. Oil and gas operating costs increased $12,215, or 29% from $41,466 to $53,681 when comparing the nine months ended June 30, 2005 to June 30, 2006. Pipeline operating costs were $139,190 for the nine months ended June 30, 2005 and $144,403 for the nine months ended June 30, 2006, an increase of $5,213, or 4%. The increases are due to the addition of two producing wells and start up costs incurred in our new pipeline addition.

General and administrative expenses totaled $177,599 for the nine months ended June 30, 2006, compared to $176,384 for the nine-month period ended June 30, 2005. The increase of $1,215, or 1%, in general and administrative costs was primarily due to increased legal, accounting and audit fees.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

We recorded an unrealized loss of $21,321 on investment in securities for the nine months ended June 30, 2006 which compares to a loss of $6,975 as of September 30, 2005. This increase of $14,346 is a result of fluctuations in market value of our investment securities.

CONTRACTUAL OBLIGATIONS

We have no contractual obligations as of June 30, 2006.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

Reserve Estimates (Continued):

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

Many factors will affect actual net cash flows, including:

•     The amount and timing of actual production;
•     Supply and demand for natural gas;
•     Curtailments or increases in consumption by natural gas purchasers; and
•     Changes in governmental regulations or taxation.

Oil and Gas Properties:

We follow the successful efforts method of accounting for acquisition, exploration, development and production of its oil and gas properties. Under this method, all direct costs of acquisition, exploration and development are capitalized with respect to producing wells and non-producing development wells. Direct costs with respect to non-producing exploratory wells are charged to operations. Geological and geophysical costs and lease rentals are expensed as incurred. Costs to acquire interests in leases are capitalized and are either transferred to producing properties when the properties become productive or expensed when the interests are surrendered. Developed and proved properties are periodically assessed under the accounting rules of Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Asset”. Under SFAS No. 144, the Company evaluates annually the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment.

Unproved oil and gas properties represent undeveloped lease acreage held for development and are recorded at cost. An impairment allowance for unproved properties is determined on a property-by-property basis under the accounting rules of SFAS No.19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”.

Item 3. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive and financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive and financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 3.     CONTROLS AND PROCEDURES (CONTINUED)

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

    N/A

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    N/A

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    N/A

ITEM 5.     OTHER INFORMATION.

    N/A

ITEM 6.     EXHIBITS

Exhibit 31.1	Certification of the Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONUMENT RESOURCES, INC. (Registrant)

Date: August 10, 2006	By:	/s/ A.G. Foust
A.G. Foust, President
Chief Executive Officer, Principal Financial and Accounting Officer and a Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
Exhibit 31.1	Certification of the Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.