Form 10KSB
period 2006-09-30
MONUMENT RESOURCES INC
filed 2006-12-22
CIK 818468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2006.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number  33-15528

MONUMENT RESOURCES, INC.
(Name of small business issuer in its charter)

Colorado	84-1028449
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2050 South Oneida Street, Suite 106, Denver, Colorado	80222
(Address of principal executive offices)	(Zip Code)

(303) 692-9468
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, No Par Value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).
Yes    No  X

The issuer's revenues for its most recent fiscal year were $589,667.

The issuer had 5,319,000 shares of its common stock outstanding at December 20, 2006. Of these shares 3,492,088 are held by non-affiliated persons and the aggregate market value of such shares based on the bid price of the issuer’s common stock on December 11, 2006 was approximately $942,864.

The issuer’s common stock is quoted on the OTC Bulletin Board -- Symbol MNMN.

Documents incorporated by reference: None.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item, in Item 2 under ”Description of Properties” and “Oil and Gas Reserves.”, and in Item 6 under “Management’s Discussion and Analysis or Plan of Operation”.

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

We own an interest in approximately 62 gas wells, a gas gathering system and related equipment in Leavenworth County, Kansas. We continue to evaluate and recomplete our gas wells to determine their potential for additional productivity. As of December 2006, our aggregate production capability is from 300 to 400 MCF of gas per day. We expect the daily production capability to increase with the recompletion of additional wells. We have been able to sell all our production during the winter months, but have been limited to from 200 to 250 MCF per day during the warmer months. In the fiscal year ended September 30, 2004, we purchased a workover rig and related equipment which has allowed us to work-over our wells on a timely basis.

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

Our product during the fiscal year ended September 30, 2006, was natural gas. Natural gas and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which producing wells are located. In the fiscal year ended September 30, 2006, natural gas sales accounted for $589,667, which was all of our revenues.

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

ITEM 1.       DESCRIPTION OF BUSINESS (CONTINUED)

COMPETITIVE CONDITIONS (CONTINUED)

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

For these and other reasons we have changed our business plan to attempt to liquidate our properties and/or sell the Company. Other business arrangements or combinations are also being considered.

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

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

In the fiscal year ended September 30, 2006, one company purchased 100% of our total oil and gas production. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from us could most likely be replaced by another buyer.

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

EMPLOYEES AND CONSULTANTS

We currently have three full-time employees, A.G. Foust, President, Jeff D. Ogden, Kansas Gas Field Supervisor and a field assistant; and part-time office and accounting consultants. We may hire additional personnel as required by our operations and may also engage the services of geological and engineering consultants from time to time to assist in our operations.

ITEM 2.       DESCRIPTION OF PROPERTY.

During the years ended September 30, 2006 and September 30, 2005, we had interests in a number of oil and gas projects and one undeveloped gold and silver prospect in the United States which was sold during 2006.

The following subsections set forth information concerning each of our prospects.

OIL AND GAS PROPERTIES

Kansas Gas Project - Leavenworth County, Kansas

We acquired our original interest in this property in April 1996, and acquired additional interests in the area in September 1997, November 2002 and January 2003. The project consists of approximately 4,500 acres of oil and gas leases with right-of-ways and approximately 62 gas wells, over 30 miles of a gas gathering and pipeline system, and necessary equipment and facilities to produce and market the gas production. Currently, several of these wells are capable of producing an aggregate of from 300 to 500 MCF per day. During the past three years we have conducted a recompletion program on a number of the wells, which maintained the production at its current level. We believe a continued modest recompletion program will increase production. However, a more aggressive recompletion effort could significantly increase the production. We are currently evaluating the potential of additional zones that may add to the project’s reserves and productivity. In addition, we are evaluating the acquisition of additional wells and property in the area to enhance the project’s potential. In August 2006, we acquired an additional lease with two producible oil and gas wells. We are in the process of testing the wells to determine their productive capacity.

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

ITEM 2.       DESCRIPTION OF PROPERTY (CONTINUED).

OIL AND GAS PROPERTIES

Kimball County, Nebraska - Terrestrial Waterflood Unit

During November 1995, we purchased interests in three producing oil wells in Kimball County, Nebraska for $22,000. Our net revenue interest in the three wells are 7.50%, 3.93% and 3.33%. These wells were drilled approximately 10 years ago.

In May 2004, the three Kimball County wells were unitized into a waterflood unit called the Terrestrial Field. Our share of the new unit was 1.198395% working interest and 0.970298% net revenue interest. Effective September 30, 2005 we sold our entire interest in the waterflood unit to a third party for $115,000 less a $10,000 finder’s fee.

MINING PROSPECT

Dobler Gold Mine Prospect, Broadwater County, Montana

We owned a 100% interest in a mining property in Broadwater County, Montana, known as the Dobler Mine prospect. The prospect consisted of 80 acres of fee simple land (including minerals) and mineral rights to 280 surrounding acres, which we acquired during 1989 by exercising an option we held.

We believed that this property was prospective for gold and silver through either a high grade underground mine or a low grade open pit operation. Effective July 19, 2002, we optioned the property to Montana Mining Corp. for a total purchase price of $220,000. We received a $15,000 payment in September 2002 with an additional $5,000 option payment in September 2003. In addition, we retained a 3% Net Smelter Return Royalty on any minerals produced from the property. Montana Mining Corp. fulfilled its obligation to spend $30,000 on exploration prior to September 1, 2003 and, was obligated to spend an additional $30,000 on exploration prior to September 1, 2004. In August 2004, we agreed to extend the time to complete the exploration expenditures until January 1, 2005 for an additional payment of $5,000. We were notified in January 2005 that Montana Mining Corp. would not make the required payment and the property was re-assigned to us. The property was then placed on the market for its real estate value. In February 2006, we sold our interest in the Dobler Mine prospect to a third party for $140,000 less a 6 ½ % commission and other closing costs. We recognized a gain on the sale of $100,359.

ITEM 2.       DESCRIPTION OF PROPERTY (CONTINUED).

PRODUCTION INFORMATION

NET PRODUCTION, AVERAGE SALES PRICE, AND AVERAGE PRODUCTION COSTS

The table below sets forth our net quantities of oil and gas production for the fiscal years ended September 30, 2006 and 2005 and the average sales prices, average production costs, and direct lifting costs per unit of production.

	Year Ended September 30,

Net Production	2006	2005

Oil (BBLS)	-0-	470
Gas (MCF)	76,913	76,605

Average Sales Prices

Oil (per BBL)	$-0-	$48.44
Gas (per MCF)	5.87	4.67

Average Production Cost

Per equivalent* MCF of gas	$1.66	$.92

Average Lifting Costs

Per equivalent* MCF of gas	$1.34	$.70

Production costs include all expenses, depreciation, depletion, and amortization, lease operating expenses and all associated taxes. Direct lifting costs do not include impairment expense, or depreciation, depletion and amortization.

*Equivalency assumes that one-barrel of oil equals 6 MCF of gas.

RESERVE INFORMATION

OIL AND GAS RESERVES

Oil and gas reserves for our properties have been evaluated as of September 30, 2006 and 2005 by Dr. H.I. Bilgesu, P.E.

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

ITEM 2.       DESCRIPTION OF PROPERTY (CONTINUED)

ESTIMATED PROVED RESERVES

The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended September 30, 2006 and 2005. See Note 11 to the Consolidated Financial Statements for required Securities and Exchange Commission disclosure.

Proved Reserves

	Oil (M BBLS)	Gas (MMCF)
Estimated quantity, October 1, 2004	20	1,779
Sale of reserves	(19)	(7)
Revisions of previous estimates	-0-	56
Production	(1)	(77)

Estimated quantity, September 30, 2005	-0-	1,751

Discoveries	-	-
Purchased reserves	-	-
Sale of reserves	-	-
Revision of previous estimates	-	206
Production	-	(77)

Estimated quantity, September 30, 2006	--	1,880

	Developed	Undeveloped	Total
Oil (M BBLS)
September 30, 2006	-	-	-
September 30, 2005	-	-	-

Gas (MMCF)
September 30, 2006	776	1,104	1,880
September 30, 2005	723	1,028	1,751

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a shareholder vote during the fourth quarter of our fiscal year ended September 30, 2006.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)
Market Information. Our common stock was traded on the over-the-counter market until November 1992, and has been quoted only sporadically since November 1992. Our common stock is currently quoted on the OTC Bulletin Board under the symbol “MNMN” and the quote as of December 11, 2006 was $0.27 bid and $0.39 ask.

(b)	Holders. The estimated number of record and beneficial owners of our common stock at December 11, 2006 was approximately 125.

(c)
Dividends. Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been paid with respect to our common stock and no dividends are anticipated to be paid in the foreseeable future.

(d)	Securities. We have no securities authorized for issuance under equity compensation plans

Recent Sales of Unregistered Securities -- Item 701 Disclosure.

We made no sales of unregistered securities during the last three years except that during fiscal 2005 we issued 750,000 shares of our common stock to five persons who were our officers, directors and employees. The shares were issued in connection with stock options granted under our stock option plan adopted in 2000. The exercise price averaged $0.19 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering. No underwriters were involved.

We made no repurchases of our securities during any month within the fourth quarter covered by this report as required to be disclosed by Item 701 of Regulation S-B.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

See Note 1 to our Consolidated Financial Statements included in this annual report for a summary of our significant accounting policies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our Consolidated Financial Statements and in understanding our discussion and analysis of operating results.

ACCOUNTS RECEIVABLE

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).

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

PROPERTY, EQUIPMENT AND DEPRECIATION

We follow the successful efforts method of accounting for our oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Unproved properties are assessed at least annually for possible impairment due to unrecoverability of costs invested under the rules of Statement of Financial Accounting Standards (“SFAS”) No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Proved properties are assessed at least annually under the accounting rules of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).

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

RESULTS OF OPERATIONS

“September 30, 2006 Compared to September 30, 2005”.

Revenues from oil, gas and pipeline sales increased for the twelve months ended September 30, 2006, from $515,445 in 2005 to $589,667 in 2006, a 14% increase. Our producing properties in Kansas had an increase in gas sales of $97,966, or 28%, from $353,200 in 2005 to $451,166 in 2006 which is the result of the increase in the average price received from pipeline sales for fiscal 2005 being approximately $4.67 per MCF compared to $5.87 per MCF received in fiscal 2006, an increase of 26%. Pipeline gas sales increased $3,978 from $134,523 in 2005 to $138,501 in 2006, or an increase of 3%. Interest income and other income increased $24,955 from $25,601 in 2005 to $50,556 in 2006, an increase of 97% due to the sale of bonds and higher yields during the current fiscal year.

During 2006 and 2005, we realized a gain of $-0- and $34,322, respectively, from the sale of marketable securities.

Oil and gas and pipeline operating costs increased $57,174, or 23%, from $244,008 in 2005 to $301,182 in 2006. The increase is primarily due to an increase in gas well work-over and gas compression and power expenses as well as the addition of one full time field hand and an increase in ad valorem taxes of approximately $16,000. Depreciation, depletion and amortization increased between the two years presented from $52,180 in 2005 to $71,444 in 2006. This $19,264 increase, or 37%, is primarily due to capital costs associated with efforts to perforate new zones in several gas wells.

The oil and gas and pipeline operating costs expressed as a percent of oil and gas pipeline income increased from 45% to 51% for the years ended September 30, 2005 and 2006, respectively. This increase was mainly the result of higher operating costs in Kansas and work-over costs of some wells in our Leavenworth Field.

General and administration expenses decreased by $2,427, or 1%, from the year ended September 30, 2005 to 2006. The decrease was primarily due to a decrease in legal fees of $18,000 associated with the proposed sale of our Kansas properties from 2005. Accounting and audit fees increased approximately $12,000.

Net income decreased $304,677 from $447,378 to $142,701 which can be attributed to the $300,000 note forfeiture in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had a total of $719,188 in cash and $1,123,082 in working capital compared to $654,987 in cash and working capital of $1,146,418 at September 30, 2005. This represents an increase of $64,201 in cash and a decrease of $23,336 in working capital. The decrease in working capital during the 12 months ended September 30, 2006 was primarily the result of increased ad valorem taxes payable at the end of the year.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At the present time, our primary source of cash for operations and exploration is our current working capital, cash flow from operations, and cash from the sale of investments and assets. Based upon our current status and plans, approximately $200,000 will be needed in fiscal 2007 to fund necessary development on our properties.

We continue to explore the possibility of selling all or substantially all of our Kansas properties and declaring a liquidating dividend to our shareholders. This could take the form of an asset sale, cash merger or other similarly structured transaction. Although discussions with various parties continue, as of the date hereof we have no definitive sale or merger agreements.

CONTRACTUAL OBLIGATIONS

We had no contractual or other obligations that will require use of our working capital resources as of September 30, 2006.

We maintain office space in Denver, Colorado. The office consists of approximately 1,088 square feet. We entered into a month-to-month lease agreement effective January 1, 2005 for a lease rate of $1,038 per month. Rent expense for each of the years ended September 30, 2006 and 2005 was $12,456.

In addition to the office lease, we are responsible for a compressor rental located on our Kansas producing properties. This lease is on a month-to-month basis and totals $36,013 per year plus $10,000 per year for site lease. See Note 17, “Subsequent Events”.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In evaluating our business, readers of this report should carefully consider the following factors in addition to the other information presented in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business. As noted elsewhere herein, the future conduct of our business and discussions of possible future activities is dependent upon a number of factors, and there can be no assurance that we will be able to conduct our operations as contemplated herein. These risks include, but are not limited to:

•	The possibility that the described operations, reserves, or exploration or production activities will not be completed, continued or realized on economic terms, if at all.

•	The exploration, development and production of oil and gas are enterprises attendant with high risk, including the risk of fluctuating prices for oil and natural gas.

•	Imports of petroleum products from other countries.

•	Not developing adequate reserves despite expending large sums of money.

•	Test results and reserve estimates may not be accurate, notwithstanding best efforts precautions.

•
The possibility that the estimates on which we are relying are inaccurate and that unknown or unexpected future events may occur that will tend to reduce our ability to operate successfully, if at all.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).

•
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

(a)    Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, at September 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Controls.

There were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

ITEM 8B.    OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNENCES; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Officers are as follows:

Name	Age	Position	Served as a Director Since

A.G. Foust	63	President and a Director	October 1, 1984

John J. Womack	86	Director	June 20, 1986

Dru E. Campbell	55	Secretary	N/A

Our Directors will hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Our Officers, who are appointed at the annual meeting of the Board of Directors, hold office until their successors are chosen and qualified, or until their death, resignation or removal. We presently have no audit, nominating or executive committees. The Board of Directors as a whole performs these functions. Since we have no audit committee, we have not designated a financial expert.

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

ITEM 9.	DIRECTORS - (CONTINUED)

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

Dru E. Campbell was employed by us on a full and part-time basis since our inception as our office secretary until 1996. Ms. Campbell was appointed to fill the position of our Corporate Secretary in January of 1989. On November 1, 1997, Ms. Campbell resigned as Corporate Secretary and assumed the position of Assistant Secretary. In January 2006, Ms. Campbell was appointed the position of Corporate Secretary. Ms. Campbell has over 30 years of office management and secretarial experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us or advice that no filings were required, during fiscal year 2006, all executive officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Code of Ethics

We have not adopted a Code of Ethics. Although we have only one principal officer, we intend to adopt a Code of Ethics during our 2007 fiscal year.

        ITEM 10.    EXECUTIVE COMPENSATION.

The following table sets forth information regarding executive compensation for our President and Chief Executive Officer. No executive officer received compensation in excess of $100,000 for either of the years ended September 30, 2006 or 2005.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
					Restricted	Options/
Name and Principal				Other Annual	Stock	SARs	LTIP	All Other
Position	Fiscal Year	Salary	Bonus	Compensation	Award(s)	(Number)	Payouts	Compensation

A.G. Foust, President	2006	$60,000	-0-	-0-	-0-	-0-	-0-	-0-
and Chief Executive	2005	$60,000	-0-	-0-	-0-	-0-	-0-	-0-
Officer

ITEM 10.    EXECUTIVE COMPENSATION (CONTINUED).

At the present time, we have no retirement, pension or profit sharing programs for the benefit of its employees. However, in its discretion, may adopt one or more of such programs in the future.

All outstanding options granted under our stock option plan were exercised during the year ended September 30, 2005. No options to purchase our shares were granted to officers or directors during the fiscal year ended September 30, 2006. As of the date hereof, our officers and directors do not hold options or rights to acquire our shares under any option plan or otherwise.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 20, 2006, the number and percentage of shares of our no par value Common Stock (our only class of voting securities), owned beneficially by each Officer and Director, each person known by us to own more than five percent of our common stock, and all Directors and Officers as a group:

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class

A.G. Foust	1,344,412 (1)	25.3%
4810 West Delaware Drive
Larkspur, CO 80118

Dru E. Campbell	182,500	3.4%
4810 West Delaware Drive
Larkspur, CO 80118

John J. Womack	200,000	3.8%
208 E. Bannack
Dillon, MT 59725

Stewart A. Jackson	451,950	8.5%
1183 Ross Road
Winter Haven, CA 92283

All Officers and Directors as a	1,726,912	32.5%
Group (3 Persons)
______________________

(1)	Does not include the 182,500 shares of common stock owned by Mr. Foust’s wife, Dru E. Campbell, who is our Secretary. Mr. Foust disclaims beneficial ownership of his wife’s shares.

There are no outstanding options or warrants to purchase common stock as of December 20, 2006.

To our knowledge, each person listed has sole voting and investment power over the shares stated as beneficially owned.

We are unaware of any arrangements, including a pledge of securities, which may cause a change our control.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There were no transactions between or among us and any of our Officers or Directors during the fiscal year ended September 30, 2006. John J. Womack, one of our two Directors, is independent in that he is a non-management Director.

PART IV

ITEM 13.	EXHIBITS.

EXHIBITS.   DESCRIPTION

                    Exhibit No. 31.1     Certification of the Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
                    Exhibit No. 32.1     Certification of the Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

•	Audit Fees.

Our principal accountant, Gordon Hughes & Banks LLP, billed us aggregate fees in the amount of approximately $19,580 and $13,970 during the fiscal years ended September 30, 2006 and 2005, respectively. These amounts were billed for professional services that Gordon Hughes & Banks LLP provided for the audit of our annual financial statements, review of the financial statements included in our reports on Form 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

•	Audit-Related Fees.

Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $-0- during the fiscal years ended September 30, 2006 and 2005 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

•	Tax Fees

Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $2,950 and $2,360 during the fiscal years ended September 30, 2006 and 2005, respectively, for tax compliance services.

•	All Other Fees

Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $-0- for the fiscal year ended September 30, 2006 for other fees.

• Audit Committee’s Pre-Approval Practice

Inasmuch as we do not have an audit committee, our Board of Directors performs the functions of its audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of the audit committee) or unless the services meet certain de minmis standards. Our Board of Directors approved all fees charged by our principal accountant.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Percentage of total fees paid to Gordon Hughes & Banks LLP
	Fiscal Year 2006	Fiscal Year 2005
Audit fees	87%	81%
Audit-related fees	-0-%	0%
Tax fees	13%	14%
All other fees	-0-%	5%

INDEX TO FINANCIAL STATEMENTS

TITLE	PAGE

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of
September 30, 2006 and 2005	F-2 to F-3

Consolidated Statements of Operations
for the Years Ended September 30, 2006 and 2005	F-4

Consolidated Statements of Stockholders’ Equity and
Comprehensive Income for the
Years Ended September 30, 2006 and 2005	F-5

Consolidated Statements of Cash Flows
for the Years Ended September 30, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7 to F-26

Report of Independent Registered Public Accounting Firm

Board of Directors
Monument Resources, Inc. and Subsidiary
Denver, Colorado

We have audited the consolidated balance sheets of Monument Resources, Inc. and Subsidiary (the “Company”) as of September 30, 2006 and 2005 and the related comprehensive statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monument Resources, Inc. and Subsidiary as of September 30, 2006 and 2005, and the consolidated results of their operations and cash flows for the years ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
November 16, 2006

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND 2005

ASSETS

	2006	2005
Current assets:
Cash and cash equivalents	$719,188	$654,987
Investment in marketable securities (Note 3)	410,158	416,521
Accounts receivable	36,629	47,415
Prepaid and other	18,936	60,599
Total current assets	1,184,911	1,179,522

Mineral properties (Note 4)	-	28,706
Proved oil and gas properties, successful efforts
method, net of accumulated depletion (Note 11)	608,117	392,578
Property, equipment and pipeline
Gas pipeline, net of accumulated depreciation (Note 5)	232,657	223,864
Property and equipment, net of accumulated
depreciation (Note 5)	112,962	94,207
Net property, equipment and pipeline	345,619	318,071

Total assets	$2,138,647	$1,918,877

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND 2005
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2006	2005
Current liabilities:
Accounts payable and accrued expenses	$61,829	$33,104

Asset retirement obligation (Note 14)	80,947	29,001

Total liabilities	142,776	62,105

Stockholders' equity (Notes 3 and 6):
Preferred stock, no par value, authorized
1,000,000 shares; none issued	-	-
Common stock, no par value, authorized
10,000,000 shares; issued and outstanding
5,319,000 shares	3,290,518	3,290,518
Accumulated (deficit)	(1,284,070)	(1,426,771)
Unrealized (loss) on investment
in securities (Note 3)	(10,577)	(6,975)
Total stockholders' equity	1,995,871	1,856,772

Total liabilities and stockholders' equity	$2,138,647	$1,918,877

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
Revenues:
Oil and gas sales	$451,166	$380,922
Pipeline gas sales	138,501	134,523
Total revenues	589,667	515,445

Expenses:
Oil and gas operating expense	103,034	69,726
Pipeline operating expense	198,148	174,282
Depreciation and depletion	71,444	52,180
General and administrative	225,255	227,682
Total expenses	597,881	523,870
Operating income (loss)	(8,214)	(8,425)

Other income
Forfeited deposit (Note 16)	-	300,000
Gain on sale of mineral interest (Note 15)	100,359	-
Gain on sale of oil and gas properties (Note 15)	-	95,880
Realized gain on the sale of investments (Note 3)	-	34,322
Interest and other income	50,556	25,601

Net income	$142,701	$447,378

Net income per common share, basic	$0.03	$0.09
Net income per common share, diluted	$0.03	$0.09

Basic weighted average number of shares outstanding	5,319,000	4,822,425
Diluted weighted average number of shares outstanding	5,319,000	4,822,425

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	Common Shares	No Par Value Stock Amount	Accumulated (Deficit)	Accumulated Comprehensive Income (Loss)	Total	Comprehensive Income
Balances, October 1, 2004	4,569,000	$3,148,018	$(1,874,149)	$16,047	$1,289,916

Net income	-	-	447,378	-	447,378	$447,378

Comprehensive income
Change in unrealized loss on
securities held for sale (Note 3)	-	-	-	(23,022)	(23,022)	(23,022)

						$424,356

Options for common stock exercised	750,000	142,500	-	-	142,500

Return and cancellation of shares
repurchased	-	-	-	-	-

Balances, September 30, 2005	5,319,000	3,290,518	(1,426,771)	(6,975)	1,856,772

Net income	-	-	142,701	-	142,701	$142,701

Comprehensive income
Change in unrealized gain on
securities held for sale (Note 3)	-	-	-	(3,602)	(3,602)	(3,602)

						$139,099

Balances, September 30, 2006	5,319,000	$3,290,518	$(1,284,070)	$(10,577)	$1,995,871

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income	$142,701	$447,378
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and depletion	71,444	52,180
Forfeiture of deposit	-	(300,000)
Gain on sale of assets	(100,359)	(130,202)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	10,786	(19,147)
(Increase) decrease in prepaid and other	41,663	(41,420)
Increase (decrease) in accounts payable	28,725	(11,261)

Net cash flows provided by operating activities	194,960	20,050

Cash flows from investing activities:
Purchase of oilfield equipment	(102,681)	(80,510)
Purchase of oil and gas equipment and well workovers	(158,430)	(3,731)
Purchase of property and equipment	(1,474)	-
Proceeds from sale of oil and gas property interest	-	132,000
Proceeds from sale of mineral interest	129,065	-
Forfeited deposit by purchaser	-	300,000
Proceeds from sale of marketable securities	2,761	93,281

Net cash flows provided (used) by investing activities	(130,759)	441,040

Cash flows from financing activities:
Common stock options exercised	-	142,500

Net increase (decrease) in cash	64,201	603,590

Cash and cash equivalents:
Beginning of period	654,987	51,397

End of period	$719,188	$654,987

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Change in unrealized gain on
securities available for sale	$3,602	$(23,022)
Change in asset retirement obligation, net	$(51,946)	-

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

We were organized under the laws of the State of Colorado on October 1, 1984. We are in the business of acquiring and brokering mineral and oil and gas properties and exploring, developing, and selling production from our oil and gas properties. We previously operated a mineral property in Montana in which we sold our interest during 2006. Our oil and gas properties are in Leavenworth County, Kansas. During 2005, we sold our interests in oil and gas properties in Webb and Knox Counties, Texas and Kimball County, Nebraska. We also operate a gas pipeline in conjunction with our Leavenworth gas wells.

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

MINERAL PROPERTIES

Acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties are expensed. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Proved and unproved mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized. There was no impairment for the years ended September 30, 2006 or 2005.

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

invested under the rules of Statement of Financial Accounting Standards (“SFAS”) No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Proved properties are assessed at least annually under the accounting rules of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

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

INVESTMENT IN SECURITIES

We follow SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in accounting for its security investments. In accordance with SFAS No. 115, our investment in securities has been classified as available-for-sale because they are being held for an indefinite period of time. Under the available-for-sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains and losses recorded as a component of stockholders’ equity. The current market value is derived from published newspaper quotations. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR BAD DEBTS

Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. As of September 30, 2006 and 2005, based on information available, management considers accounts receivable to be fully collectible as recorded, accordingly, no allowance for doubtful accounts is recorded.

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

The cash and cash equivalents are deposited with high quality banks. The cash and cash equivalents balances are occasionally in excess of federally insured limits. Management believes the risk of loss to be minimal.

Our investment in U.S. government agency securities is subject to moderate price volatility due to interest rate changes; however, realization of these investments has minimal risk. Our previous investment in the common stock of two Canadian companies was subject to price volatility due to stock market fluctuation, the nature of the extractive industries business and variations in the exchange rate. The stock in both Canadian companies was sold during the year ended September 30, 2005.

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

FINANCIAL INSTRUMENTS (CONTINUED)

Fair Value (Continued)

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

STOCK-BASED COMPENSATION

We have previously adopted SFAS No. 123, “Accounting for Stock-Based Compensation” for consultants and non-employees. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Financial Accounting Standards Board previously encouraged entities to adopt the fair-value based method but did not require adoption of this method. Effective October 1, 2006, we will adopt the provisions of SFAS No. 123-R, “Share Based Payment”. No options were granted during fiscal 2005 or 2006. All previously outstanding options (750,000 shares of our common stock) were exercised during fiscal 2005.

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

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the years ended September 30, 2006 and 2005.

	2006
	Net		Per Share
	Income	Shares	Amount

Basic earnings per share:

Net income and	$142,701	5,319,000	$.03
per share amounts

Dilutive securities	-0-	-0-	-0-
Stock options

Repurchased shares	-0-	-0-	-0-

Diluted earnings per share:

Net income and	$142,701	5,319,000	$.03
per share amounts

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

	2005
	Net		Per Share
	Income	Shares	Amount

Basic earnings per share:

Net income and	$447,338	4,822,425	$.09
Per share amounts

Dilutive securities	-0-	-0-	-0-
Stock options

Repurchased shares	-0-	-0-	-0-

Dilutive earnings per share:

Net income and	$447,338	4,822,425	$.09
Per share amounts

COMPREHENSIVE INCOME

We have adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, we report unrealized gains and losses on investments in debt and equity securities as changes in equity.

SEGMENT REPORTING

We have adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, which requires a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by us in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 shall be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We anticipate that SFAS 155 will not have a material impact on our financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. Entities shall adopt this statement as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this statement is the date that an entity adopts the requirements of this statement. We anticipate that SFAS 156 will not have a material impact on our financial statements.

In September 2006, Statement 157, Fair Value Measurements, was issued by the FASB and is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We anticipate that SFAS 157 will not have a material impact on our financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, Statement 158, “Employer’s Accounting Defined Benefit Pension and Other Post Retirement Plans” was issued by the FASB and is effective for financial statements of an employer that is an issuer of publicly traded equity securities as of the end of the fiscal years ending after December 15, 2006. Statement 158 requires an employer to recognize the over funded and under funded status of a defined benefit post retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which they occur through comprehensive income. We anticipate that SFAS 158 will not have a material impact on our financial statements.

In July 2006, FIN 48, “Accounting for Uncertainty in Income Taxes” was issued by the FASB and is effective for fiscal years beginning after December 15, 2006. FIN 48 interprets FASB 109 “Accounting for Income Taxes” and establishes the accounting for uncertain tax positions including recognition and measurement of their financial statement effects. We anticipate that FIN 48 will not have a material impact on our financial statements.

Effective October 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation”. See Note 1, “Stock-Based Compensation”, for additional information on this recently adopted accounting pronouncement.

NOTE 2 - MANAGEMENT’S USE OF ESTIMATES

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

NOTE 3 - INVESTMENT IN SECURITIES

We have previously recorded our investment in 3,000 common shares and 1,500 stock warrants of RNC Gold, Inc. (formerly Tango Mineral Resources, Inc.), a publicly traded Canadian company, and 380,000 shares of Play Fair Mining Ltd. (“Play Fair”) (formerly Layfield

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 3 - INVESTMENT IN SECURITIES (CONTINUED)

Resources, Inc.), a publicly traded Canadian company, at fair value in accordance with SFAS No. 115. During fiscal 2005, all shares were sold for a gain of $34,446.

Our investment in debt securities consists of various U.S. government agency securities. We consider these securities to be currently available-for-sale and have no timetable for sale or redemption. Nevertheless, we do not expect to hold the securities to maturity. During fiscal 2006 and 2005, we sold securities for a net loss on sale of $-0- and $124, respectively.

Investments in securities are summarized as follows at September 30, 2006:
	Unrealized (Loss)	Fair Value
Available-for-sale securities
Debt securities (maturing 3 to 14 years)	$(10,577)	$410,158

Investments in securities are summarized as follows at September 30, 2005:
	Unrealized Gain (Loss)	Fair Value
Available-for-sale securities
Debt securities (maturing 3 to 14 years)	$(6,975)	$416,521

NOTE 4 - MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $28,706 at September 30, 2005, consisted of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres.

Effective July 19, 2002, we optioned the property to Montana Mining Corp. for a total purchase price of $220,000. We received a $15,000 payment in September 2002 with an additional $5,000 option received September 1, 2003. If Montana Mining Corp. elected to exercise its option to purchase the property; a final option payment of $200,000 was due on or before September 1, 2004. In addition, we retained a 3% Net Smelter Return Royalty on any minerals produced from the property. Montana Mining Corp. spent $30,000 on exploration prior to September 1, 2003 and, was required to spend an additional $30,000 on exploration prior to September 1, 2004. In August 2004, we agreed to extend the time to complete the exploration expenditures until January 1, 2005 for an additional payment of $5,000. We were notified in January 2005 that Montana Mining Corp. would not make the required payment and the property was re-assigned to us. We then placed the property on the market as real estate and sold the property to a third party in February 2006 for $140,000 less a 6 ½ % commission and other closing costs. The Company recognized a gain on the sale of $100,359 in the year ended September 30, 2006.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 5 - PROPERTY, EQUIPMENT AND PIPELINE

The following is a summary of property and equipment at cost, less accumulated depreciation:

	2006	2005
Land	$12,500	$12,500
Equipment	227,561	186,063
Total	240,061	198,563

Less: accumulated depreciation	(127,099)	(104,356)

Net property and equipment	112,962	94,207

Pipeline	431,124	399,795

Less: accumulated depreciation	(198,467)	(175,931)

Net pipeline	232,657	223,864

Net property, plant, equipment and pipeline	$345,619	$318,071

Depreciation expense charged to operations was $41,011 and $33,700 in fiscal 2006 and 2005, respectively.

The useful lives of property and equipment for purposes of computing depreciation are as follows:

Machinery and Equipment	3 - 7 years
Pipeline	Useful life of related gas production, Approximately 5 to 7 years

NOTE 6 - STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 2006 and 2005, no shares of preferred stock have been issued.

During the fiscal year ended September 30, 2005, options totaling 750,000 shares were exercised for $142,500.

NOTE 7 - STOCK OPTION PLAN

During 2000, we adopted a Stock Option Plan (the “2000 Plan”). The exercise price of the shares covered by options granted pursuant to the 2000 Plan may not be less than the fair market value of the common stock on the grant date. Further, the exercise price shall not be less than 110% of the fair market value of the common stock on the day of grant if the optionee owns 10%

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 7 - STOCK OPTION PLAN (CONTINUED)

or more of our common stock. With respect to each individual option granted under the 2000 Plan; the Board of Directors will determine separately the number of shares, the option period, and the limitations, which will apply to the exercise of options. As of September 30, 2004, we had an aggregate of 750,000 common shares reserved for issuance under the 2000 Plan. As of September 30, 2005, under the 2000 Plan, options to purchase 750,000 common shares were exercised by three board members, an employee and a consultant for a total of $142,500. As of September 30, 2006 there were no options outstanding.

We apply SFAS No. 123 in accounting for options granted to consultants. Accordingly, the fair value of each option granted to the consultant is estimated on the date of grant using the Black-Scholes option pricing model.

The following schedule summarizes information with respect to options granted under the Company’s equity plans:

	Number of	Weighted Average Exercise Price of
	Shares	Shares Under Plans
Outstanding October 1, 2004	750,000	$.19
Granted	-	-
Exercised	750,000	(.19)
Forfeited or expensed	-	-
Outstanding September 30, 2005	-0-	$.0
Granted	-
Exercised	-	-
Forfeited or expensed	-	-
Outstanding September 30, 2006	-0-	$.0

NOTE 8 - INCOME TAXES

There is no current or deferred income tax expense for the years ended September 30, 2006 and 2005 because we had available net operating losses.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carry-forward period. We have considered these factors in reaching a conclusion as to the valuation allowance for financial reporting purposes.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 8 - INCOME TAXES (CONTINUED)

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet at September 30, 2006 and 2005 is the result of the following:

	2006	2005
Deferred tax liabilities:
Oil and gas properties	$(151,099))	$(91,822))
Pipeline depreciation	(60,034)	(55,726)
Deferred tax assets:
Net operating loss	492,813	641,415
Securities valuation	-0-	-0-
Property and equipment Percentage depletion	7,600 -0-	12,583 -0-
Asset retirement obligation	85,528	-0-
Total	374,808	506,400
Less: valuation allowance	(374,808)	(506,400)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the two years ended September 30 is as follows:

	2006	2005
Statutory federal income tax rate	34%	34%

Statutory state income tax rate	5%	5%

Effect of net operating loss carry-forwards	(39%)	(39%)

Effective rate	0%	0%

The temporary differences causing the deferred tax asset are expected to reverse over the next ten years. At September 30, 2006 and 2005, we had net operating loss carry-forwards of $1,263,623 and $1,644,653, respectively. The operating loss carry-forwards expire beginning in 2012 ($44,179 in 2012 and $1,219,444 thereafter). During the year ended September 30, 2006, we utilized approximately $57,000 of net operating loss carry-forwards. Utilization of net operating loss carry-forwards are limited in the event of significant changes in ownership.

NOTE 9 - MAJOR CUSTOMER

We derived in excess of 95% and 93% of our revenue from one customer (oil and gas sales and pipeline sales) for the years ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and 2005, $31,629 and $44,234, respectively, was due from this purchaser.

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

During the years ended September 30, 2006 and 2005, there were no inter-segment revenues. The accounting policies applied by each segment are the same as those used by us in general.

Net sales to one customer of the oil and gas segment totaled approximately $451,166 and $353,213 of revenues or 100% and 93% for the years ended September 30, 2006 and 2005, respectively.

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 10 - SEGMENT INFORMATION (CONTINUED)

Segment information consists of the following:

	Oil and Gas	Pipeline		Mining	Corporate		Consolidated
Revenues: 2006 2005	$451,166 380,922	$138,501 134,523		$-0- -0-	$-0- -0-		$589,667 515,445
Income (loss) from operations
2006 2005	$310,706 281,532	$(92,065 (60,690	) )	$-0- -0-	$(226,855 (229,266	) )	$(8,214 (8,425	) )
Identifiable assets (net)
2006 2005	$675,005 467,283	$313,731 287,026		$-0- 28,706	$1,149,911 1,135,862		$2,138,647 1,918,877
Depreciation and Depletion Charged to Identifiable Assets
2006 2005	$37,427 36,051	$32,418 14,545		$-0- -0-	$1,599 1,584		$71,444 52,180
Capital Expenditures
2006 2005	$191,891 3,731	$69,219 80,510		$-0- -0-	$1,475 -0-		$262,585 84,241

NOTE 11 - OIL AND GAS ACTIVITIES

CAPITALIZED COSTS

Capitalized costs associated with oil and gas producing activities, excluding the Kansas pipeline, are as follows:
	September 30,
	2006	2005
Proved properties	$868,037	$627,593
Accumulated depreciation, depletion, and amortization	(259,920)	(235,015)

Net capitalized costs	$608,888	$392,578

In the years ended September 30, 2006 and 2005, we recorded no impairments.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 11 - OIL AND GAS ACTIVITIES (CONTINUED)

COSTS INCURRED

Information relating to the Company's costs incurred in its oil and gas property acquisition, exploration, and development activities is summarized as follows:
	September 30,
	2006	2005
Acquisition of properties	$-0-	$-0-
Development costs	191,891	3,731
Exploration costs	0-	-0-

Total costs incurred	$191,891	$3,731

For the year ended September 30, 2006, the Company conducted four workovers at a cost of $112,610. There were no exploration costs incurred for the years ended September 30, 2006 and 2005.

RESULTS OF OPERATIONS

Results of operations for oil and gas producing and pipeline activities are as follows:

	September 30,
	2006	2005
Revenues	$589,667	$515,445
Production and operating costs	(301,182)	(244,007)
Depreciation and depletion	(69,845)	(50,596)

Results of operations	$218,640	$220,842

UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of September 30, 2006 and 2005 were prepared by Dr. H. I. Bilgesu, an independent engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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
(CONTINUED)

NOTE 11 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED OIL AND GAS RESERVE QUANTITIES (CONTINUED)

Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

Changes in proved reserves	(M BBLS)	(MMCF)

Estimated quantity, October 1, 2004	20	1,779
Revisions of previous estimate	-	56
Production	(1)	(77)
Sales of reserves	(19)	(7)
Estimated quantity, September 30, 2005	-	1,751

Revisions of previous estimate	-	206
Production		(77)
Discoveries	-	-
Purchase of reserves	-	-
Sales of reserves

Estimated quantity, September 30, 2006	-	1,880

Proved reserves at year end	Developed	Undeveloped	Total

Oil (M BBLS):
September 30, 2006	-	-	-
September 30, 2005	-	-	-

Gas (MMCF):
September 30, 2006	776	1,104	1,880
September 30, 2005	723	1,028	1,751

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

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 11 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED STANDARDIZED MEASURE (CONTINUED)

The following presents the unaudited principal components of the standardized measure of the discounted future net cash flows:

	September 30,
	2006	2005
	(in thousands)

Future cash inflows	$7,747	$12,084
Future production and development costs	(3,435)	(3,804)
Future income tax expense	(1,173)	(2,544)
Future net cash flows	3,139	5,736

10% annual discount for estimated timing of cash flows	(1,314)	(2,906)

Standardized measure of discounted cash flows	$1,825	$2,830

The following presents the unaudited principal source of the changes in the standardized measure of discounted future net cash flows:

	Years ended September 30,
	2006	2005
	(in thousands)
Standard measure of discounted future net cash flows:
Beginning of year	$2,830	$1,423
Sales and transfers of oil and gas produced,
net of production costs	(348)	(325)
Net changes in prices and production costs and other	(2,460)	1,823
Net changes due to sale of existing reserves	-	(33)
Changes in future development costs	165	4
Revisions of previous quantity estimates	(277)	51
Other	1,214	462
Net change in income taxes	418	(741)
Accretion of discount	283	166
	(1,005)	1,407
End of year	$1,825	$2,830

During fiscal 2005, the Galvan Ranch property located in Webb County, Texas and the Terrestrial Field located in Kimball County, Nebraska were sold for a gain of approximately $96,000.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
NOTE 12 - LEASES

We have an operating lease for a gas compressor that we use in our pipeline operation. Lease costs for the equipment amounted to $36,013 and $25,916 in fiscal 2006 and 2005, respectively. The lease is renewable on a month-to-month basis and is currently at a rate of $3,345 per month. We also lease the land for this compressor site on a year-to-year basis. The expected rental expense commitment for the calendar year 2007 is $10,000.

We maintain offices in Denver, Colorado, at a cost of $1,038 per month. Lease costs for the office space totaled $12,456 for the years ended September 30, 2006 and 2005. The office lease expired December 31, 2004 and we currently rent space on a month-to-month basis.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of September 30, 2006 and 2005, we owed $-0- and $1,946, respectively, to our president for reimbursement of expenses made on our behalf.

NOTE 14 - ASSET RETIREMENT OBLIGATION

Effective October 1, 2002, we adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires us to recognize an estimated liability for the plugging and abandonment of our gas wells. As of September 30, 2006, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long- lived asset is recorded at the time a well is completed and ready for production. We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 8%. Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

We will amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 14 - ASSET RETIREMENT OBLIGATION (CONTINUED)

A reconciliation of our liability for the years ended September 30, 2005 and 2006 is as follows:

October 1, 2004	$31,343
Liabilities incurred	-0-
Liabilities settled	-0-
Accretion expense	(1,432)
Revision to estimate	-0-
Asset retirement obligation as of
September 30, 2005	$29,001

Liabilities incurred	-0-
Liabilities settled	-0-
Accretion expense	(1,261)
Revision to estimate	53,207

Asset retirement obligations as of
September 30, 2006	$80,947

NOTE 15 - GAIN ON SALE OF OIL AND GAS PROPERTIES AND MINERAL PROPERTY

As of June 1, 2005, we sold our remaining 2% overriding royalty interest in the Galvin Ranch property to a third party for $27,000 resulting in a gain of approximately $25,400.

Effective September 30, 2005, we sold our entire interest in the Terrestrial Field to a third party for $115,000 less a $10,000 finder’s fee for a gain of approximately $70,500.

As of February 15, 2006, we sold our interest in the Dobler Mine prospect to a third party for $140,000 less commission and other costs for a gain of $100,359.

NOTE 16 -FORFEITED DEPOSIT

On May 10, 2005, we entered into a Purchase and Sale Agreement (“Agreement”) to sell our Leavenworth County, Kansas assets to an unaffiliated party. Under the Agreement, we agreed to sell and purchaser agreed to purchase all of our right, title and interests to our producing gas properties located in the state of Kansas along with our related gas, pipeline and other operating equipment. The purchase price for the assets was $1,775,000 plus reimbursements for certain capital expenditures and closing adjustments, payable in cash at closing. Our shareholders approved the sale at a June 30, 2005 shareholders meeting. The sale was scheduled to close on or before July 31, 2005, however, on July 22, 2005 the purchaser requested an extension of the closing until September 2005.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 16 -FORFEITED DEPOSIT (CONTINUED)

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

NOTE 17 - SUBSEQUENT EVENTS

On or about December 6, 2006 we purchased a tract of land containing 7.15 acres from a third party. The purchase price was $95,000. The land is located near our existing pipeline and is an ideal compressor site. We plan to move our existing compressor site to this new location and install a new compressor and related equipment at the new location. The move will eliminate a $10,000+ per year compressor site rental and approximately $40,000 per year in compressor rentals. We estimate that the compressor will cost approximately $75,000 plus $20,000 for installation and site preparation. The land purchase and new compressor purchase is expected to pay out in approximately 3-4 years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONUMENT RESOURCES, INC.

Date: December 21, 2006                  By /s/ A.G. Foust
             A.G. Foust, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature    Title     Date

/s/ A.G. Foust                    President (Chief Executive  December 20, 2006
A.G. Foust                          Officer, Principal Financial
                                             and Accounting Officer
                                             and Director)

/s/ John J. Womack          Director                                                December 20, 2006
John J. Womack

S-1