Form 10QSB
period 2006-12-31
MONUMENT RESOURCES INC
filed 2007-02-14
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  __X__      No ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ___   No __X__

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,319,000 shares of common stock were outstanding at February 14, 2007.

Transitional Small Business Disclosure Format (Check One):   Yes ___   No __X__

MONUMENT RESOURCES, INC. AND SUBSIDIARY
INDEX

			Page Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2006	2-3

		Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2006 and 2005.	4

		Condensed Consolidated Statements of Cash Flows for the Three Months ended December 31, 2006 and 2005.	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3.	Controls and Procedures	15

PART II.		OTHER INFORMATION

		Signatures	17

		Exhibit Index	18

Item 1. Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
ASSETS	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$45,713	$719,188
Marketable securities available-for-sale	908,874	410,158
Accounts receivable	50,860	36,629
Prepaid expenses and other assets	36,823	18,936

Total current assets	1,042,270	1,184,911

Proved and unproved oil and gas
properties, successful efforts method
net of accumulated depletion	610,918	608,117

Property and equipment:
Gas pipeline, net of
accumulated depreciation	231,114	232,657
Property and equipment, net of
accumulated depreciation	204,839	112,962

Net property and equipment	435,953	345,619

Total assets	$2,089,141	$2,138,647

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)	(Audited)

Current liabilities
Accounts payable and accrued expenses	$60,889	$61,829

Asset retirement obligation	80,947	80,947
Total liabilities	141,836	142,776

Stockholders’ equity:
Preferred Stock, no par value, authorized
1,000,000 shares; none issued	-	-
Common Stock, no par value, authorized
10,000,000 shares; 5,319,000 issued
and outstanding	3,290,518	3,290,518
Accumulated (deficit)	(1,331,352)	(1,284,070)
Unrealized gain (loss) on investment in securities	(11,861)	(10,577)
Total stockholders’ equity	1,947,305	1,995,871

Total liabilities and stockholders’ equity	$2,089,141	$2,138,647

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005

Revenue
Oil and gas sales	$66,497	$198,248
Pipeline income	29,936	42,143

Total revenue	96,433	240,391

Expenses
Oil and gas operating expense	23,155	16,843
Pipeline operating expense	48,723	45,783
General and administrative	62,656	69,645
Depletion, depreciation and amortization	18,088	15,138

Total expenses	152,622	147,409

Net (loss) income from operations	(56,189)	92,982

Other income and (expense)
Interest and other	8,908	12,259

Net (loss) income	$(47,281)	$105,241

Basic and diluted (loss) income per common share	$(.01)	$.02

Weighted average number of shares outstanding, basic and diluted	5,319,000	5,319,000

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(47,281)	$105,241
Adjustment to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion and amortization	18,088	15,138
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	(14,231)	(35,423)
(Increase) decrease in prepaid expenses
and other assets	(17,887)	50,158
Increase (decrease) in accounts payable
and accrued expenses	(940)	36,590

Net cash flow provided (used) by operations	(62,251)	171,704

Cash flows from investing activities:

Purchase of land	(95,191)	-
Proceeds from sale of investment securities	-	1,388
Additions to oil and gas equipment	(8,601)	(675)
Additions to property and equipment	(7,432)	(56,277)
Purchase of investment securities	(500,000)	-

Net cash flows used by investing activities	(611,224)	(55,564)

Net increase (decrease) in cash	(673,475)	16,140

Cash and cash equivalents at beginning of period	719,188	654,987

Cash and cash equivalents at end of period	$45,713	$771,127

Schedule of Non-cash Investing Activities
(Increase) decrease in unrealized (loss)
on securities available for sale	$(1,284)	$3,897

See Notes to Condensed Consolidated Financial Statements

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

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended September 30, 2006.

Except for the historical information contained in this Form 10-QSB, this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and in our Annual Report on Form 10-KSB for the year ended September 30, 2006.

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

There were no dilutive securities outstanding for the three months ended December 31, 2006.

MINERAL PROPERTIES

Costs of acquiring, exploring, and developing specific mineral properties are capitalized on a property-by-property basis until the commercial viability of each property is determined. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Proved and unproved mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. In February 2006, we sold our mineral properties for $140,000, recognizing a gain of approximately $100,000 in the year ended September 30, 2006.

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

Item 1. Financial Statements (Continued).

INCOME TAXES

We have made no provision for income taxes for the three-month period ended December 31, 2006 since the pre-tax income will be offset by net operating loss carryforwards. We had approximately $1,384,147 and $1,263,623 of such carryforwards at December 31, 2006 and 2005, respectively.

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

Item 1.  Financial Statements (Continued).

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

During the three months ended December 31, 2006, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

Net sales to one customer of our oil and gas segment totaled $66,497, or 100% of our revenues for the three months ended December 31, 2006.

Item 1.  Financial Statements (Continued).

There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since our last annual report.

Segment information for the three months ended December 31, 2006 and 2005 is as follows:

	Oil and Gas	Pipeline	Mining	Corporate	Consolidated
Revenues
2006	$66,497	$29,936	$--	$8,908	$105,341
2005	198,248	42,143	--	12,259	252,650

Net Income (Loss)
2006	$34,581	$(27,877)	$--	$(53,985)	$(47,281)
2005	174,347	(11,324)	--	(57,782)	105,241

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
2006	$8,761	$9,090	$--	$237	$18,088
2005	7,058	7,684	--	396	15,138

Capital Expenditures
2006	$8,601	$102,378	$--	$245	$111,224
2005	675	56,277	--	--	56,952

Segment information as of December 31, 2006 compared to September 30, 2006 is as follows.

Identifiable Assets
December 31, 2006	$700,299	$418,753	$--	$970,089	$2,089,141
September 30, 2006	675,005	313,731	--	1,149,911	2,138,647

NOTE 4 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

During the quarter ended December 31, 2006, we purchased for $95,000 a 7+ acre parcel of land which will be utilized as a new compressor site. The actual construction and relocation of the compressor will be completed during the 2007 calendar year. We also completed a workover on one of the two wells we purchased in August 2006. We plan to continue a modest workover program on our existing gas wells to recomplete them in the upper McClouth and other gas zones.

Item 1.  Financial Statements (Continued).

NOTE 5 -- MINERAL ACTIVITIES

DOBLER GOLD MINE PROSPECT -- BROADWAY COUNTY, MONTANA

On January 15, 2006, we entered into a contract to sell the Dobler Mine property in Broadway County, Montana for $140,000 less a 6½% commission and other closing costs. The sale of the mine was closed on February 24, 2006. We recognized a gain on the sale of $100,359.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments. We report the unrealized gain on the investment in securities in our Condensed Consolidated Balance Sheet. The table below details the changes during the three months ended December 31, 2006 and 2005, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Three months ended December 31, 2006

Accumulated other comprehensive (loss) at September 30, 2006	$(10,577)

Change in unrealized (loss) on securities held for sale	(1,284)

Accumulated other comprehensive (loss) at December 31, 2006	$(11,861)

Three months ended December 31, 2005

Accumulated other comprehensive income at September 30, 2005	$(6,975)

Change in unrealized gain on securities held for sale	(3,897)

Accumulated other comprehensive income at December 31, 2005	$(10,872)

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, our current assets were $1,042,270 and current liabilities were $141,836 and we had working capital of $900,434 compared to current assets of $1,184,911 at September 30, 2006 and current liabilities of $142,776 at September 30, 2006, resulting in working capital at September 30, 2006 of $1,042,135. Our working capital decreased $141,701, or about 14%. This decrease was primarily the result of the purchase for $95,000 of a 7+ acre parcel of land to be used as a compressor site and the loss for the quarter ended December 31, 2006 of $47,281.

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

RESULTS OF OPERATIONS

Due to a decrease in the average sales price received for our gas, revenue from our gas and pipeline sales decreased for the three months ended December 31, 2006 when compared to the same period in 2005. Gas production decreased from 23,900 MCF for the period ending December 31, 2005 to 19,957 MCF for the period ending December 31, 2006. This decrease of 3,943 MCF was a result of mechanical difficulties due to adverse weather conditions. The price received for our natural gas decreased from an average of $8.29 per MCF for the three months ended December 31, 2005 compared to an average of $3.33 per MCF for the three months ended December 31, 2006, a 59% decrease. Gas sales decreased 66%, or $131,751, from $198,248 to $66,497 due to the significant decrease in natural gas prices. Pipeline sales were $29,936 for the three months ended December 31, 2006 and $42,143 for the three months ended December 31, 2005, a decrease of $12,207, or 29%. Again, this decrease was due to the lower natural gas prices.

Interest and other revenue decreased to $8,908 for the three months ended December 31, 2006 from $12,259 for the three months ended December 31, 2005. Oil and gas operating costs increased $6,312, or 37% from $16,843 to $23,155 when comparing the three months ended December 31, 2005 to December 31, 2006. This increase was primarily due to our increased workover and weather related expenses. Pipeline operating costs were $48,723 for the three months ended December 31, 2006 and $45,783 for the three months ended December 31, 2005, an increase of $2,940, or 6%. Pipeline costs increased due mainly to increased costs associated with adverse weather conditions in Kansas which also contributed to the decrease in pipeline production and revenue as stated above.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS. (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses totaled $62,656 for the three months ended December 31, 2006, compared to $69,645 for the three-month period ended December 31, 2005. The decrease of $6,989, or 10%, in general and administrative costs was primarily due to a decrease in consulting fees.

Cumulative unrealized losses of $11,861 on investment in securities have been recorded in equity as of December 31, 2006 which compares to an accumulated loss of $10,577 as of September 30, 2006. This increase of $1,284 is a result of fluctuations in market value of our investment securities.

CONTRACTUAL OBLIGATIONS

We have no contractual obligations as of December 31, 2006.

We lease our corporate offices in Denver, Colorado on a month-to-month basis. Yearly payments under the lease are $12,456.

We have an operating lease on a gas compressor that we use in our pipeline operation. The lease is renewable on a month-to-month basis at a rate of $3,345 per month or $40,140 per year. We also lease a compressor site from a third party. We can cancel the lease upon thirty days written notice. The lease payment for the calendar year 2007 is $10,000 and was paid in January 2007. We do not intend on renewing the lease beyond 2007.

We recently purchased a new compressor site and will install a new compressor on this site in calendar year 2007. We estimate that the new compressor and compressor site will payout in approximately 3-4 years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Reserve Estimates:

Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS. (CONTINUED).

Reserve Estimates (Continued):

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

.

MONUMENT RESOURCES, INC. AND SUBSIDIARY

PART II -- OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS.

N/A

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS.

N/A

ITEM 3      DEFAULTS UPON SENIOR SECURITIES.

N/A

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

N/A

ITEM 5      OTHER INFORMATION.

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

MONUMENT RESOURCES, INC. (Registrant)

Date: February 14, 2007	By:	/s/ A.G. Foust
A.G. Foust, President (Chief Executive Officer, Principal Financial and Accounting Officer) and a Director

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.