Form 10QSB
period 2007-03-31
MONUMENT RESOURCES INC
filed 2007-05-08
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ___

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ___  No X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,319,000 shares of common stock were outstanding at May 7, 2007.

Transitional Small Business Disclosure Format (Check One):  Yes __   No X

MONUMENT RESOURCES, INC. AND SUBSIDIARY

Item 1. Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$256,249	$719,188
Marketable securities, available-for-sale	592,072	410,158
Accounts receivable	5,069	36,629
Prepaid expenses and other assets	39,762	18,936

Total current assets	893,152	1,184,911

Proved and unproved oil and gas
properties, successful efforts method
net of accumulated depletion	601,494	608,117

Property and equipment:
Gas pipeline, net of
accumulated depreciation	225,525	232,657
Property and equipment, net of
accumulated depreciation	226,098	112,962

Net property and equipment	451,623	345,619

Total assets	$1,946,269	$2,138,647

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	September 30,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)	(Audited)

Current liabilities
Accounts payable and accrued expenses	$28,547	$61,829

Asset retirement obligation	80,947	80,947

Total liabilities	109,494	142,776

Stockholders’ equity:
Preferred Stock, no par value, authorized
1,000,000 shares; none issued	-	-
Common Stock, no par value, authorized
10,000,000 shares; 5,319,000 issued
and outstanding	3,290,518	3,290,518
Accumulated (deficit)	(1,444,981)	(1,284,070)
Unrealized (loss) on investment in securities	(8,762)	(10,577)

Total stockholders’ equity	1,836,775	1,995,871

Total liabilities and stockholders’ equity	$1,946,269	$2,138,647

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Revenue
Oil and gas sales	$19,934	$132,417	$86,431	$330,665
Pipeline income	8,977	41,984	38,913	84,127

Total revenue	28,911	174,401	125,344	414,792

Expenses
Oil and gas operating expense	12,747	23,424	35,902	40,267
Pipeline operating expense	61,013	55,404	109,736	101,187
General and administrative	57,112	55,128	119,768	124,773
Depletion, depreciation and amortization	24,877	16,904	42,965	32,042

Total operating expenses	155,749	150,860	308,371	298,269

Net income (loss) from operations	(126,838)	23,541	(183,027)	116,523

Other income and (expense)
(Loss) on sale of securities	(226)	-	(226)	-
Gain on sale of mineral property	-	100,359	-	100,359
Interest income and other	13,435	9,085	22,342	21,344

Net income (loss)	$(113,629)	$132,985	$(160,911)	$238,226

Basic and diluted (loss) income per common share	$(.02)	$.03	$(.03)	$.04

Weighted average number of shares outstanding	5,319,000	5,319,000	5,319,000	5,319,000

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(160,911)	$238,226
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation, depletion and amortization	42,965	32,042
(Gain) on sale of mineral property	-	(100,359)
Loss on sale of securities	226	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense
and other assets	(20,826)	53,785
Decrease (increase) in accounts receivable	31,560	(5,135)
(Decrease) increase in accounts payable
and accrued expenses	(33,282)	13,139

Net cash flow provided by (used in) operations	(140,268)	231,698

Cash flows from investing activities:
Purchase of land	(95,191)	-
Proceeds from sale of mineral investment	-	129,065
Proceeds from sale of investment securities	19,675	2,710
Additions to oil and gas properties	(9,590)	(675)
Additions to equipment	(37,565)	(58,913)
Purchase of investment securities	(200,000)	(500,000)

Net cash flows (used in) investing activities	(322,671)	(427,813)

Net decrease in cash and cash equivalents	(462,939)	(196,115)

Cash and cash equivalents at beginning of period	719,188	654,987

Cash and cash equivalents at end of period	$256,249	$458,872

Schedule of Non-cash Investing Activities

Decrease (increase) in unrealized gain (loss)
on securities available for sale	$1,815	$(10,581)

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

There were no dilutive securities outstanding for the six months ended March 31, 2007 or 2006.

MINERAL PROPERTIES

Costs of acquiring, exploring, and developing specific mineral properties are capitalized on a property-by-property basis until the commercial viability of each property is determined. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Proved and unproved mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. In February 2006, we sold our mineral properties for $140,000, recognizing a gain of approximately $100,000 in the six-month period ended March 31, 2006.

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

Item 1. Financial Statements (Continued).

INCOME TAXES

We have made no provision for income taxes for the six-month periods ended March 31, 2007 and 2006, since the pre-tax income will be offset by net operating loss carryforwards. We had approximately $1,485,825 and $1,559,704 of such carryforwards at March 31, 2007 and 2006, respectively.

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

During the six months ended March 31, 2007 and 2006, we had no inter-segment revenues. The accounting policies applied by each segment are the same as those we use in general.

Net sales to one customer of our oil and gas segment totaled $86,431, or 100% of our revenues for the six months ended March 31, 2007 as compared to $330,665, or 100% for the six months ended March 31, 2006.

Item 1.  Financial Statements (Continued).

There have been no differences from our last annual report in the bases of measuring segment profit or loss. There have been no material changes in the amount of assets for any of our operating segments since our last annual report.

Segment information for the six months ended March 31, 2007 and 2006 is as follows:

	Oil and Gas	Pipeline	Mining	Corporate	Consolidated
Revenues
2007	$86,431	$38,913	$--	$22,117	$147,461
2006	330,665	84,127	100,359	21,344	536,495

Net Income (Loss)
2007	$26,294	$(89,203)	$--	$(98,002)	$(160,911)
2006	276,281	(34,193)	100,359	(104,221)	238,226

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
2007	$24,235	$18,380	$--	$350	$42,965
2006	14,117	17,133	--	792	32,042

Capital Expenditures
2007	$16,816	$125,286	$--	$245	$142,347
2006	675	58,913	--	--	59,588
Segment information as of March 31, 2007 compared to September 30, 2006 is as follows.
Identifiable Assets
March 31, 2007	$715,105	$364,673	$--	$866,491	$1,946,269
September 30, 2006	675,005	313,731	--	1,149,911	2,138,647

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

During the quarter ended March 31, 2007, we had to curtail our gas production for the entire months of February and March 2007. This curtailment was a result of a requirement by our gas purchaser to install an additional control valve and a line separator to better monitor our gas quality. The equipment required was difficult to obtain and was not installed until April 10, 2007. The cost of the new valve and separator, including installation, was approximately $22,000. However, the lost gas production for February and March 2007 is estimated at 12,000

Item 1.  Financial Statements (Continued).

NOTE 4 -- OIL AND GAS ACTIVITIES (CONTINUED)

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS ( CONTINUED)

to 15,000 MCF resulting in approximately $75,000 to $100,000 in lost revenue, thus resulting in the substantial net loss for the quarter ended March 31, 2007.

In addition, we entered into a new gas purchase contract. The new contract is for a 5 year term starting June 1, 2007, with an additional 5 year contingent option. The contract terms are similar to the previous contract and does not provide for a minimum gas volume purchase. Thus, we will most likely not be able to sell all our available gas production during the summer months.

NOTE 5 -- MINERAL ACTIVITIES

DOBLER GOLD MINE PROSPECT -- BROADWAY COUNTY, MONTANA

On January 15, 2006, we entered into a contract to sell the Dobler Mine property in Broadway County, Montana for $140,000 less a 6½% commission and other closing costs. The sale of the mine was closed on February 24, 2006. We recognized a gain on the sale of $100,359.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments. We report the unrealized gain on the investment in securities in our Condensed Consolidated Balance Sheet. The table below details the changes during the six months ended March 31, 2007 and 2006, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Six months ended March 31, 2007
Accumulated other comprehensive (loss) at September 30, 2006	$(10,577)

Change in unrealized (loss) on securities held for sale	1,815

Accumulated other comprehensive (loss) at March 31, 2007	$(8,762)

Six months ended March 31, 2006
Accumulated other comprehensive income (loss) at September 30, 2005	$(6,975)

Change in unrealized (loss) on securities held for sale	(10,581)

Accumulated other comprehensive income (loss) at March 31, 2006	$(17,556)

Item 1.  Financial Statements (Continued).

NOTE 7 -- SUBSEQUENT EVENTS:

In May, 2007 we entered into a new gas purchase contract with our gas purchaser. The term is for 5 years starting June 1, 2007. The general terms of the contract are similar to the previous contract and does not provide for a minimum gas volume purchase which most likely will result in our not being able to sell all of our available gas production during the summer months. The Gas Purchase Agreement is attached as Exhibit 10.1.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION  AND RESULTS OF OPERATIONS (CONTINUED).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our current assets were $893,152 and current liabilities were $28,547 and we had working capital of $864,605 compared to current assets of $1,184,911 at September 30, 2006 and current liabilities of $61,829 at September 30, 2006, resulting in working capital at September 30, 2006 of $1,123,082. Our working capital decreased $258,477, or about 23%. This decrease was primarily the result of the purchase for $95,000 of a 7+ acre parcel of land to be used as a compressor site and the net loss for the six months ended March 31, 2007 of $160,911.

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

RESULTS OF OPERATIONS

Due to a decrease in the average sales price received for our gas and our inability to sell gas for February and March 2007, revenue from our gas and pipeline sales decreased for the three months ended March 31, 2007 when compared to the same period in 2006. Gas production decreased from 27,195 MCF for the three month period ending March 31, 2006 to 5,985 MCF for the three month period ending March 31, 2007. This decrease of 21,210 MCF was a result of the curtailment of production due to a requirement by our gas purchaser to install an additional control valve and line separator to better monitor our gas quality. The price received for our natural gas decreased from an average of $7.26 per MCF for the three months ended March 31, 2006 compared to an average of $5.40 per MCF for the three months ended March 31, 2007, a 26% decrease. Gas sales decreased 85%, or $112,483, from $132,417 to $19,934 for the three months ended March 31, 2006 and 2007, respectively due to the significant decrease in natural gas prices and curtailment of production. Pipeline sales were $8,977 for the three months ended March 31, 2007 and $41,984 for the three months ended March 31, 2006, a decrease of $33,007, or 79%. Again, this decrease was due to the lower natural gas prices and curtailment of production.

Interest and other revenue decreased to $13,209 for the three months ended March 31, 2007 from $109,444 for the three months ended March 31, 2006. This decrease of $96,235 was due to the sale of our mineral property in Montana for a gain of approximately $100,000 in the period ended March 31, 2006. Oil and gas operating costs decreased $10,677, or 46% from $23,424 to $12,747 when comparing the three months ended March 31, 2006 to March 31, 2007. This decrease was primarily due to our decreased production. Pipeline operating costs were $61,013 for the three months ended March 31, 2007 and $55,404 for the three months ended

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION  AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

March 31, 2006, an increase of $5,609, or 10%. Pipeline costs increased due mainly to increased costs associated with adverse weather conditions in Kansas and the expense of installing the new monitoring equipment and shut-off valve required by our gas purchaser.

General and administrative expenses totaled $57,112 for the three months ended March 31, 2007, compared to $55,128 for the three-month period ended March 31, 2006. This increase of $1,984, or 4%, in general and administrative costs was primarily due to an increase in legal fees.

A net loss of $113,629 was recorded for the three months ended March 31, 2007 as compared to a net income of $132,985 for the same period ended March 31, 2006. This decrease of $246,614 was primarily the result of lower gas volumes and prices for the period ended March 31, 2007 and a gain on the sale of our mineral property of $100,359 for the period ended March 31, 2006.

Due to a decrease in the average sales price received for our gas and our inability to sell gas for February and March 2007, revenue from our gas and pipeline sales decreased for the six months ended March 31, 2007 when compared to the same period in 2006. Gas production decreased from 55,301 MCF for the six month period ending March 31, 2006 to 25,942 MCF for the six month period ending March 31, 2007. This decrease of 29,359 MCF was a result of the curtailment of production due to a requirement by our gas purchaser to install an additional control valve and line separator to better monitor our gas quality, see Note 4. The price received for our natural gas decreased from an average of $8.55 per MCF for the six months ended March 31, 2006 compared to an average of $5.41 per MCF for the six months ended March 31, 2007, a 37% decrease. Gas sales decreased 74%, or $244,234, from $330,665 to $86,431 for the six months ended March 31, 2006 and 2007, respectively due to the significant decrease in natural gas prices and curtailment of production. Pipeline sales were $38,913 for the six months ended March 31, 2007 and $84,127 for the six months ended March 31, 2006, a decrease of $45,214, or 54%. Again, this decrease was due to the lower natural gas prices and curtailment of production.

Interest and other revenue decreased to $22,116 for the six months ended March 31, 2007 from $121,703 for the six months ended March 31, 2006. This decrease of $99,587 was due to the sale of our mineral property in Montana for a gain of approximately $100,000 in the period ended March 31, 2006. Oil and gas operating costs decreased $4,365, or 11% from $40,267 to $35,902 when comparing the six months ended March 31, 2006 to March 31, 2007. This decrease was primarily due to our decreased production. Pipeline operating costs were $109,736 for the six months ended March 31, 2007 and $101,187 for the six months ended March 31, 2006, an increase of $8,549, or 8%. Pipeline costs increased due mainly to increased costs associated with adverse weather conditions in Kansas and the expense of installing the new monitoring equipment and shut-off valve required by our gas purchaser.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION  AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses totaled $119,768 for the six months ended March 31, 2007, compared to $124,773 for the six-month period ended March 31, 2006. The decrease of $5,005, or 4%, in general and administrative costs was primarily due to a decrease in consulting fees.

A net loss of $160,911 was recorded for the six months ended March 31, 2007 as compared to a net income of $238,226 for the same period ended March 31, 2006. This decrease of $399,137 was primarily the result of lower gas volumes and prices for the period ended March 31, 2007 and a gain on the sale of our mineral property of $100,359 for the period ended March 31, 2006.

Cumulative unrealized losses of $8,762 on investment in securities have been recorded in equity as of March 31, 2007 which compares to an accumulated loss of $10,577 as of September 30, 2006. This decrease of $1,815 is a result of fluctuations in market value of our investment securities.

CONTRACTUAL OBLIGATIONS

We have no contractual obligations as of March 31, 2007.

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

We recently purchased a new compressor site and will install a new compressor on this site in calendar year 2007. We estimate that the new compressor and compressor site will payout in approximately 3-4 years. In addition, we are required under our new gas contract to install modern metering and gas quality control equipment at the new compressor site. The estimated cost for this equipment is $75,000-$85,000.

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

Oil and Gas Properties (Continued):

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

                          N/A

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

                   N/A

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                   N/A

ITEM 5.             OTHER INFORMATION.

                   N/A

ITEM 6.             EXHIBITS

Filed herewith are the following exhibits:

Exhibit 10.1--	Gas Purchase Contract with ATMOS Energy Corp., Inc. effective June 1, 2007.rbanes-Oxley Act of 2002.

Exhibit 31.1--	Certification of the Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1--	Certification of the Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONUMENT RESOURCES, INC. (Registrant)

Date: May 7, 2007	By:	/s/ A.G. Foust
A.G. Foust, President (Chief Executive Officer, Principal Financial and Accounting Officer) and a Director

EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION

  10.1        Gas Purchase Contract with ATMOS Energy Corp., Inc. effective June 1, 2007.

  31.1        Certification of Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1        Certification of Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.