Form 10QSB
period 2007-06-30
MONUMENT RESOURCES INC
filed 2007-08-03
CIK 818468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,319,000 shares of common stock were outstanding at August 2, 2007.

Transitional Small Business Disclosure Format (Check One):   Yes ___       No   X

MONUMENT RESOURCES, INC. AND SUBSIDIARY
INDEX

PART I	FINANCIAL INFORMATION	Page Number

Item 1.	Condensed Consolidated Balance Sheets as of	2-3
	June 30, 2007 and September 30, 2006

	Condensed Consolidated Statements of Operations	4
	for the Three Months and Nine Months ended June 30, 2007 and 2006

	Condensed Consolidated Statements of Cash Flows	5
	for the Nine Months ended June 30, 2007 and 2006

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

	Signatures	18

	Exhibit Index	19

Item 1. Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$137,008	$719,188
Marketable securities available-for-sale	587,455	410,158
Accounts receivable	39,530	36,629
Prepaid expenses and other assets	38,293	18,936

Total current assets	802,286	1,184,911

Proved and unproved oil and gas
properties, successful efforts method
net of accumulated depletion	595,525	608,117

Property and equipment:
Gas pipeline, net of
accumulated depreciation	231,246	232,657
Property and equipment, net of
accumulated depreciation	255,317	112,962

Net property, equipment and pipeline	486,563	345,619

Total assets	$1,884,374	$2,138,647

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)	(Audited)

Current liabilities
Accounts payable and accrued expenses	$18,952	$61,829

Asset retirement obligation	80,947	80,947
Total liabilities	99,899	142,776

Stockholders’ equity:
Preferred Stock, no par value, authorized
1,000,000 shares; none issued	-	-
Common Stock, no par value, authorized
10,000,000 shares; 5,319,000 issued
and outstanding	3,290,518	3,290,518
Accumulated (deficit)	(1,492,664)	(1,284,070)
Unrealized gain (loss) on investment in securities	(13,379)	(10,577)
Total stockholders’ equity	1,784,475	1,995,871

Total liabilities and stockholders’ equity	$1,884,374	$2,138,647

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenue
Oil and gas sales	$56,427	$66,126	$142,858	$396,791
Pipeline income	17,831	30,911	56,744	115,038

Total revenue	74,258	97,037	199,602	511,829

Expenses
Oil and gas operating expense	14,943	13,414	50,845	53,681
Pipeline operating expense	42,592	43,216	152,328	144,403
General and administrative	49,163	52,826	168,931	177,599
Depletion, depreciation and amortization	24,217	17,501	67,182	49,543

Total expenses	130,915	126,957	439,286	425,226

Income (loss) from operations	(56,657)	(29,920)	(239,684)	86,603

Other income and (expense)
Gain on sale of securities	-	-	(226)	-
Gain on sale of mineral interest	-	-	-	100,359
Interest and other	8,974	10,996	31,316	32,340

Total other income and expense	8,974	10,996	31,090	132,699

Net income (loss)	$(47,683)	$(18,924)	$(208,594)	$219,302
Basic and diluted income (loss) per common share	$(.009)	$(.003)	$(.04 )$	.04

Weighted average number of shares outstanding	5,319,000	5,319,000	5,319,000	5,319,000

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(208,594)	$219,302
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation, depletion and amortization	67,182	49,543
(Gain) on sale of mineral property	-	(100,359)
Loss on sale of securities	226	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses
and other assets	(19,357)	60,049
(Increase) decrease in accounts and
other receivables	(2,901)	16,467
(Decrease) in accounts payable
and accrued expenses	(42,877)	(15,274)

Net cash flow provided by (used in) operations	(206,321)	229,728

Cash flows from investing activities:

Purchase of land	(95,191)	-
Proceeds from sale of mineral investment	-	129,065
Proceeds from sale of investment securities	19,675	2,762
Additions to oil and gas properties	(11,727)	(55,786)
Additions to equipment	(88,616)	(63,987)
Purchase of investment securities	(200,000)	(500,000)

Net cash flows used in investing activities	(375,859)	(487,946)

Net decrease in cash and cash equivalents	(582,180)	(258,218)

Cash and cash equivalents at beginning of period	719,188	654,987

Cash and cash equivalents at end of period	$137,008	$396,769

Schedule of Non-cash Investing Activities

Increase in unrealized loss
on securities available for sale	$(2,802)	$(14,346)

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

There were no dilutive securities outstanding for the nine months ended June 30, 2007 or 2006.

MINERAL PROPERTIES

Costs of acquiring, exploring, and developing specific mineral properties are capitalized on a property-by-property basis until the commercial viability of each property is determined.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.  Proved and unproved mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment.  In February 2006, we sold our mineral properties for $140,000, recognizing a gain of approximately $100,000 in the nine-month period ended June 30, 2006.

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

Item 1. Financial Statements (Continued).

INCOME TAXES

We have made no provision for income taxes for the three-month and the nine-month periods ended June 30, 2007 and 2006 since the pre-tax income will be offset by net operating loss carryforwards. We had $1,528,528 and $1,368,062 of such carryforwards at June 30, 2007 and 2006, respectively.

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

NOTE 2 -- ESTIMATES AND RISKS

The oil and gas industry is subject, by its nature, to environmental hazards and cleanup costs for which we carry liability insurance.  At this time, we know of no substantial costs from environmental accidents or events for which we may be currently liable.  In addition, our oil and gas business makes us vulnerable to changes in wellhead prices of crude oil and natural gas.  Such prices have been volatile in the past and can be expected to be volatile in the future.  By definition, proved reserves are based on current oil and gas prices. Price declines reduce the

Item 1.Financial Statements (Continued).

NOTE 2 -- ESTIMATES AND RISKS (CONTINUED)

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

During the nine months ended June 30, 2007 and 2006, we had no inter-segment revenues.  The accounting policies applied by each segment are the same as those we use in general.

Net sales to one customer of our oil and gas segment totaled $142,858, or 100% of our revenues for the nine months ended June 30, 2007 as compared to $396,791, or 100% for the nine months ended June 30, 2006.

Item 1.  Financial Statements (Continued).

There have been no differences from our last annual report on Form 10-KSB in the bases of measuring segment profit or loss.  There have been no material changes in the amount of assets for any of our operating segments since our last annual report.

Segment information for the nine months ended June 30, 2007 and 2006 is as follows:

	Oil and Gas	Pipeline	Mining	Corporate	Consolidated
Revenues
2007	$142,858	$56,744	$-	$31,316	$230,918
2006	396,791	115,038	100,359	32,340	644,528

Net Income (Loss)
2007	$55,634	$(125,364)	$-	$(138,864)	$(208,594)
2006	321,130	(56,365)	100,359	(145,822)	219,302

Depreciation, Depletion and
Valuation Charged to
Identifiable Assets
2007	$36,379	$29,780	$--	$1,023	$67,182
2006	21,980	27,000	--	563	49,543

Capital Expenditures
2007	$11,727	$183,562	$--	$245	$195,534
2006	55,786	62,513	--	1,474	119,773

Segment information as of June 30, 2007 compared to September 30, 2006 is as follows.

Identifiable Assets
June 30, 2007	$692,948	$450,777	$--	$740,649	$1,884,374
September 30, 2006	675,005	313,731	--	1,149,911	2,138,647

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

During the quarter ended March 31, 2007, we had to curtail our gas production for the entire months of February and March 2007. This curtailment was a result of a requirement by our gas purchaser to install an additional control valve and a line separator to better monitor our gas quality.  The equipment required was difficult to obtain and was not installed until April 10, 2007. The cost of the new valve and separator, including installation, was approximately

Item 1.Financial Statements (Continued).

NOTE 4 -- OIL AND GAS ACTIVITIES (CONTINUED)

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS (CONTINUED)

$22,000.  However, the lost gas production for February and March 2007 is estimated at 12,000 to 15,000 MCF resulting in approximately $75,000 to $100,000 in lost revenue, thus resulting in the substantial net loss for the quarter ended March 31, 2007.  In addition, we were not able to sell our gas production until April 13, 2007 which reduced our gas sales for the quarter ended June 30, 2007 by approximately $20,000 to $25,000.

In May, 2007, we entered into a new gas purchase contract.  The new contract is for a 5 year term starting June 1, 2007, with an additional 5 year contingent option.  The contract terms are similar to the previous contract and do not require the purchaser to take all gas we can deliver, nor does it provide for a minimum gas volumes purchase.  Given the purchaser limits our sales to a local system, we will most likely not be able to sell all our available gas production during the summer months.

NOTE 5 -- MINERAL ACTIVITIES

DOBLER GOLD MINE PROSPECT -- BROADWAY COUNTY, MONTANA

On January 15, 2006, we entered into a contract to sell the Dobler Mine property in Broadway County, Montana for $140,000 less a 6½% commission and other closing costs.  The sale of the mine was closed on February 24, 2006.  We recognized a gain on the sale of $100,359.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the total of net income and all other non-owner changes in equity.  Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments.  We report the unrealized gain on the investment in securities in our Condensed Consolidated Balance Sheet.  The table below details the changes during the nine months ended June 30, 2007 and 2006, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Nine months ended June 30, 2007
Accumulated other comprehensive (loss) at September 30, 2006	$(10,577)

Change in unrealized (loss) on securities held for sale	(2,802)

Accumulated other comprehensive (loss) at June 30, 2007	$(13,379)

Nine months ended June 30, 2006
Accumulated other comprehensive income at September 30, 2005	$(6,975)

Change in unrealized gain on securities held for sale	(14,346)

Accumulated other comprehensive income at June 30, 2006	$(21,321)

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITIONAND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our current assets were $802,286 and current liabilities were $18,952 and we had working capital of $783,334 compared to current assets of $1,184,911 at September 30, 2006 and current liabilities of $61,829 at September 30, 2006, resulting in working capital at September 30, 2006 of $1,123,082.  Our working capital decreased $339,748, or about 30%.  This decrease in working capital is primarily due to the purchase of land, equipment and a net loss for the nine months ended June 30, 2007 of $208,594.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 vs. 2006

Due to our inability to sell gas for a portion of April 2007, revenue from our gas and pipeline sales decreased for the three months ended June 30, 2007 when compared to the same period in 2006. Gas production decreased from 19,608 MCF for the three month period ending June 30, 2006 to 13,067 MCF for the three month period ending June 30, 2007.  This decrease of 6,541MCF was a result of the curtailment of production due to a requirement by our gas purchaser to install an additional control valve and line separator to better monitor our gas quality.  The price received for our natural gas increased from an average of $5.47 per MCF for the three months ended June 30, 2006 to an average of $6.47 per MCF for the three months ended June 30, 2007, an 18% increase.  Gas sales decreased 15%, or $9,699, from $66,126 to $56,427 for the three months ended June 30, 2006 and 2007.  This decline is largely due to the curtailment of production for a portion of April 2007.  Pipeline sales were $17,831 for the three months ended June 30, 2007 and $30,911 for the three months ended June 30, 2006, a decrease of $13,080, or 42%.  Again, this decrease was due to the curtailment of production in April 2007.

Interest and other revenue decreased to $8,974 for the three months ended June 30, 2007 from $10,996 for the three months ended June 30, 2006. This decrease of $2,022 was due to the decrease in our cash invested in interest bearing accounts which resulted from our purchase of land, equipment and our net loss for nine months ended June 30, 2007.  Oil and gas operating costs increased $1,529, or 11% from $13,414 to $14,943 when comparing the three months ended June 30, 2006 to June 30, 2007.  This increase was primarily due to equipment repairs.  Pipeline operating costs were $42,592 for the three months ended June 30, 2007 and $43,216 for the three months ended June 30, 2006, a decrease of $624, or 1% as a result of reduced production.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses totaled $49,163 for the three months ended June 30, 2007, compared to $52,826 for the three-month period ended June 30, 2006.  This decrease of $3,663, or 7%, in general and administrative costs was primarily due to a decrease in consulting fees.

A net loss of $47,683 was recorded for the three months ended June 30, 2007 as compared to a net loss of $18,924 for the same period ended June 30, 2006.  This increased loss of $28,759 was primarily the result of decreased production in April 2007 before we were able to restart operations.

Nine Months Ended June 30, 2007 vs. 2006

Due to a decrease in the average sales price received in January 2007 for our gas and our inability to sell gas for February, March and a portion of April, 2007, revenue from our gas and pipeline sales decreased for the nine months ended June 30, 2007 when compared to the same period in 2006. Gas production decreased from 74,901 MCF for the nine month period ending June 30, 2006 to 39,009 MCF for the nine month period ending June 30, 2007.  This decrease of 35,892 MCF was a result of the curtailment of production in February, March and part of April 2007 due to a requirement by our gas purchaser to install an additional control valve and line separator to better monitor our gas quality, see Note 4.  The price received for our natural gas decreased from an average of $7.77 per MCF for the nine months ended June 30, 2006 compared to an average of $5.77 per MCF for the nine months ended June 30, 2007, a 26% decrease.  Gas sales decreased 64%, or $253,933, from $396,791 to $142,858 for the nine months ended June 30, 2006 and 2007, due to the significant decrease in natural gas prices and curtailment of production.  Pipeline sales were $56,744 for the nine months ended June 30, 2007 and $115,038 for the nine months ended June 30, 2006, a decrease of $58,294, or 51%.  Again, this decrease was due to the lower natural gas prices and curtailment of production.

Interest and other revenue decreased to $31,090 for the nine months ended June 30, 2007 from $132,699 for the nine months ended June 30, 2006. This decrease of $101,609 was due to the sale of our mineral property in Montana for a gain of approximately $100,000 in the period ended March 31, 2006 with no corresponding or similar sales during the nine months ended June 30, 2007.  Oil and gas operating costs decreased $2,836, or 5% from $53,681 to $50,845 when comparing the nine months ended June 30, 2006 to June 30, 2007.  This decrease was primarily due to our decreased production.  Pipeline operating costs were $152,328 for the nine months ended June 30, 2007 and $144,403 for the nine months ended June 30, 2006, an increase of $7,925, or 5% due mainly to costs associated with adverse weather conditions in Kansas during the 1st and 2nd quarters of 2007.

General and administrative expenses totaled $168,931 for the nine months ended June 30, 2007, compared to $177,599 for the nine-month period ended June 30, 2006.  The decrease of $8,668, or 5%, in general and administrative costs was primarily due to a decrease in consulting fees.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

A net loss of $208,594 was recorded for the nine months ended June 30, 2007 as compared to net income of $219,302 for the same period ended June 30, 2006.  This overall reversal of $427,896 was primarily the result of lower gas volumes and prices for the period ended June 30, 2007 and a gain on the sale of our mineral property of $100,359 for the period ended June 30, 2006.

Cumulative unrealized losses of $13,379 on investment in securities have been recorded in equity as of June 30, 2007 which compares to accumulated losses of $10,577 as of September 30, 2006.  This increase of $2,802 is a result of fluctuations in market value of our investment securities.

CONTRACTUAL OBLIGATIONS

We have no contractual obligations as of June 30, 2007.

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

  We recently purchased a new compressor site and will install a new compressor facility on this site in calendar year 2007.  The estimated cost for the site equipment is $200,000 to $250,000. We estimate that the new compressor and compressor site facility will payout in approximately 3-5 years.  In addition, we are required under our new gas contract to install modern metering and gas quality control equipment at the new compressor site.  The estimated cost for this equipment is $75,000-$85,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Reserve Estimates:

Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures.  Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure.  The accuracy of any reserve

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS (CONTINUED).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

Reserve Estimates (Continued):

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

Oil and Gas Properties:

We follow the successful efforts method of accounting for acquisition, exploration, development and production of its oil and gas properties.  Under this method, all direct costs of acquisition, exploration and development are capitalized with respect to producing wells and non-producing development wells.  Direct costs with respect to non-producing exploratory wells are charged to operations.  Geological and geophysical costs and lease rentals are expensed as incurred.  Costs to acquire interests in leases are capitalized and are either transferred to producing properties when the properties become productive or expensed when the interests are surrendered.  Developed and proved properties are periodically assessed under the accounting rules of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset”.  Under SFAS No. 144, the Company evaluates annually the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment.

Unproved oil and gas properties represent undeveloped lease acreage held for development and are recorded at cost.  An impairment allowance for unproved properties is determined on a property-by-property basis under the accounting rules of SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”.

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

MONUMENT RESOURCES, INC. (Registrant)

Date: August 2, 2007	By:	/s/ A.G. Foust
A.G. Foust, President
(Chief Executive Officer, Principal Financial and Accounting Officer) anda Director

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.