Form 10KSB
period 2007-09-30
MONUMENT RESOURCES INC
filed 2007-12-13
CIK 818468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]           Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended September 30, 2007.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X            No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).   Yes ___    No    X

The issuer's revenues for its most recent fiscal year were $264,380.

The issuer had 5,319,000 shares of its common stock outstanding at December 7, 2007.  Of these shares 3,492,088 are held by non-affiliated persons and the aggregate market value of such shares based on the bid price of the issuer’s common stock on December 7, 2007 was approximately $453,971.

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

(b) Narrative Description Of Business.  Our primary activities have been to search for, acquire, evaluate, and market oil and gas and mineral properties and interests therein.  Although we have acquired properties in the past, we may not be able to acquire additional properties in the future because of our limited financial resources and industry competition. We also are currently pursuing as part of our basic business plan to liquidate or sell the Company and or its properties and distribute the net proceeds to our shareholders.

We own an interest in approximately 62 gas wells, a gas gathering system and related equipment in Leavenworth County, Kansas.  We continue to evaluate and recomplete our gas wells to determine their potential for additional productivity.  As of December 2007, our aggregate production capability is from 300 to 400 MCF of gas per day.  We expect the daily production capability to increase with the recompletion of additional wells.  We have been able to sell all our production during the winter months, but have been limited to from 150 to 250 MCF per day during the warmer months.  We also operate a workover rig and related equipment which has allowed us to work-over our wells on a timely basis.

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

Our product during the fiscal year ended September 30, 2007, was natural gas and crude oil.   Natural gas and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which producing wells are located.  In the fiscal year ended September 30, 2007, crude oil and natural gas sales accounted for $264,380, which was all of our revenues.

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

For these and other reasons we have supplemented our business plan to attempt to liquidate our properties and/or sell the Company.  Other business arrangements or combinations are also being considered.

ITEM 1.    DESCRIPTION OF BUSINESS (CONTINUED)

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

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

In the fiscal year ended September 30, 2007, one company purchased 96% of our total oil and gas production. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from us might be replaced by another buyer.  However, as our current gas production is sold to one gas purchaser into a low pressure gas pipeline system, any gas sales to another purchaser would require significant investment to deliver our gas to a higher pressure gas pipeline system.

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

ITEM 2.    DESCRIPTION OF PROPERTY.

During the years ended September 30, 2007 and September 30, 2006, we had interests in an oil and gas project and one undeveloped gold and silver prospect in the United States which was sold during February 2006.

The following subsections set forth information concerning each of our prospects.

ITEM 2.    DESCRIPTION OF PROPERTY (CONTINUED).

OIL AND GAS PROPERTIES

Kansas Gas Project - Leavenworth County, Kansas

We acquired our original interest in this property in April 1996, and acquired additional interests in the area in September 1997, November 2002, January 2003and August 2006.  The project consists of approximately 4,500 acres of oil and gas leases with right-of-ways and approximately 62 gas wells, over 30 miles of a gas gathering and pipeline system, and necessary equipment and facilities to produce and market the gas production.  Currently, several of these wells are capable of producing an aggregate of from 300 to 400 MCF per day.  During the past three years we have conducted a recompletion program on a number of the wells, which maintained the production at its current level.  We believe a continued modest recompletion program will increase production.  However, a more aggressive recompletion effort could significantly increase the production.  We are currently evaluating the potential of additional zones that may add to the project’s reserves and productivity.   In addition, we are evaluating the acquisition of additional wells and property in the area to enhance the project’s potential.  We are in the process of testing our most promising  wells to determine their productive capacity and workover potential.

MINING PROSPECT

Dobler Gold Mine Prospect, Broadwater County, Montana

We owned a 100% interest in a mining property in Broadwater County, Montana, known as the Dobler Mine prospect.  The prospect consisted of 80 acres of fee simple land (including minerals) and mineral rights to 280 surrounding acres, which we acquired during 1989 by exercising an option we held.  The property was placed on the market for its real estate value.  In February 2006, we sold our interest in the Dobler Mine prospect to a third party for $140,000 less a 6 ½ % commission and other closing costs.  We recognized a gain on the sale of $100,359.

PRODUCTION INFORMATION

NET PRODUCTION, AVERAGE SALES PRICE, AND AVERAGE PRODUCTION COSTS

The table below sets forth our net quantities of oil and gas production for the fiscal years ended September 30, 2007 and 2006 and the average sales prices, average production costs, and direct lifting costs per unit of production.

	Year Ended September 30,

Net Production	2007	2006

Oil (BBLS)	159	-0-
Gas (MCF)	51,380	76,913

Average Sales Prices

Oil (per BBL)	$62.22	$-0-
Gas (per MCF)	$5.62	5.87

Average Production Cost

Per equivalent* MCF of gas	$1.83	$1.66

Average Lifting Costs

Per equivalent* MCF of gas	$1.51	$1.34

ITEM 2.    DESCRIPTION OF PROPERTY (CONTINUED).

Production costs include all expenses, depreciation, depletion, and amortization, lease operating expenses and all associated taxes. Direct lifting costs do not include impairment expense, or depreciation, depletion and amortization.

* Equivalency assumes that one-barrel of oil equals 6 MCF of gas.

RESERVE INFORMATION

OIL AND GAS RESERVES

Oil and gas reserves for our properties have been evaluated as of September 30, 2007 and 2006 by Dr. H.I. Bilgesu, P.E.

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

ESTIMATED PROVED RESERVES

The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended September 30, 2007 and 2006.  See Note 10 to the Consolidated Financial Statements for required Securities and Exchange Commission disclosure.

Proved Reserves
Gas (MMCF)
Estimated quantity, October 1, 2005	1,751
Revisions of previous estimates	206
Production	(77)

Estimated quantity, September 30, 2006	1,880

Revision of previous estimates	(372)
Production	(51)

Estimated quantity, September 30, 2007	1,457

ITEM 2.    DESCRIPTION OF PROPERTY (CONTINUED)

	Developed	Undeveloped	Total
Gas (MMCF)
September 30, 2007	392	1,065	1,457
September 30, 2006	776	1,104	1,880

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a shareholder vote during the fourth quarter of our fiscal year ended September 30, 2007.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)
Market Information.  Our common stock was traded on the over-the-counter market until November 1992, and has been quoted only sporadically since November 1992.  Our common stock is currently quoted on the OTC Bulletin Board under the symbol “MNMN” and the quote as of December 7, 2007 was $0.13 bid and $0.20 ask.  The following sets forth the high and low bid prices for our common stock as quoted on the OTC Bulletin Board for the periods indicated.   Trading volume is minimal and sporadic.

	Bid Price
	Low	High
Quarter
October 1 to December 31, 2005	$0.36	$0.46
January 1 to March 31, 2006	0.40	0.46
April 1 to June 30, 2006	0.30	0.62
July 1 to September 30, 2006	0.30	0.42

October 1 to December 31, 2006	0.26	0.40
January 1 to March 31, 2007	0.20	0.36
April 1 to June 30, 2007	0.20	0.30
July 1 to September 30, 2007	0.18	0.26

(b)	Holders. The estimated number of record and beneficial owners of our common stock at November 9, 2007 was approximately 125.

(c)
Dividends.  Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors.  No dividends have been paid with respect to our common stock and no dividends are anticipated to be paid in the foreseeable future.

(d)	Securities. We have no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities.

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

We made no repurchases of our securities during any month within the fourth quarter covered by this report as required to be disclosed by Item 703 of Regulation S-B.

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

           ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).

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

The fact that we have only one customer for our natural gas sales, and if for any reason, it refused to timely pay our invoices, we would have little or no income.  This event would impair our ability to continue our operations and satisfy our financial obligations.

REVENUE RECOGNITION

Sales of oil and gas revenues are generated from the sale of oil and gas.  The oil and gas revenues are recognized at the time of delivery of the product to the purchaser.

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

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).

PROPERTY, EQUIPMENT AND DEPRECIATION

We follow the successful efforts method of accounting for our oil and gas activities.  Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized.  Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred.  Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Unproved properties are assessed at least annually for possible impairment due to un-recoverability of costs invested under the rules of Statement of Financial Accounting Standards (“SFAS”) No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”  Proved properties are assessed at least annually under the accounting rules of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion.

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

RESULTS OF OPERATIONS

“September 30, 2007 Compared to September 30, 2006”.

Revenues from oil, gas and pipeline sales decreased for the twelve months ended September 30, 2007, from $589,667 in 2006 to $264,380 in 2007, a 55% decrease.  Our producing properties in Kansas suffered a decrease in oil and gas sales of $262,158, or 58%, from $451,166 in 2006 to $189,008 in 2007 which is the result of a decrease in the average price received from pipeline sales for fiscal 2006 of approximately $5.87 per MCF compared to $5.62 per MCF received in fiscal 2007, a decrease of 4% and a decrease in the amount of gas sold from 90,639 MCF in 2006 to 51,380 MCF in 2007, a decrease of 43%. This decrease was a result of a requirement by our gas purchaser to install an additional control valve and line separator to better monitor gas quality which caused us to curtail production for the months of February, March and part of April 2007.  Pipeline gas sales decreased $63,129 from $138,501 in 2006 to $75,372 in 2007, or a decrease of 46% as a result of curtailed production as just described.  Interest income and other income decreased $9,830 from $50,556 in 2006 to $40,726 in 2007, a decrease of  19%, due to the sale of bonds to support production shut down and the cost of installing a new compressor and its new site.

Oil and gas and pipeline operating costs decreased $14,148, or 5%, from $301,182 in 2006 to $287,034 in 2007.  The decrease is primarily due to the production curtailment in February, March and part of April 2007.  The oil and gas and pipeline operating costs expressed as a percent of oil and gas and pipeline income increased from 51% to 109% for the years ended September 30, 2006 and 2007, respectively.  This increase was mainly the result of higher operating costs from several large blizzards in Kansas during the winter and reduced revenue from the production curtailment in February, March and part of April 2007.  Depreciation, depletion and amortization increased between the two years presented from $71,444 in 2006 to $82,669 in 2007.  This $11,225 increase, or 16%, is primarily due to the depreciation of capital costs associated with the purchase and installment of a new compressor.

            ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).

  General and administration expenses increased by $4,862, or 2%, from the year ended September 30, 2006 to 2007.  The increase was primarily due to an increase in accounting and audit fees of approximately $4,000.

Net income (loss) decreased $437,415 from $142,701 to ($294,714) which can be attributed to the loss of production in the second fiscal quarter and snow storms in the first quarter.  There was also a $100,359 gain from the sale of our mineral interest in 2006 which increased net income for 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had a total of $213,808 in cash and $621,276 in working capital compared to $719,188 in cash and working capital of $1,123,082 at September 30, 2006.  This represents a decrease of $505,380 in cash and a decrease of $501,806 in working capital.  The decrease in working capital during the 12 months ended September 30, 2007 was primarily the result of the purchase of land to provide a site for our new compressor and the costs associated with the purchase and installment of our new compressor which will reduce our compressor lease costs by $3,300 per month and $10,000 per year site cost.  Working capital was also used to support operations during February, March and April 2007 while gas sales were curtailed.

At the present time, our primary source of cash for operations and exploration is our current working capital, cash flow from operations, and cash from the sale of investments and assets.  Based upon our current status and plans, approximately $200,000 will be needed in fiscal 2008 to fund necessary development on our properties.

We continue to explore the possibility of selling all or substantially all of our Kansas properties and declaring a liquidating dividend to our shareholders.  This could take the form of an asset sale, cash merger or other similarly structured transaction.  Although discussions with various parties continue, as of the date hereof we have no such sale or merger agreements.

CONTRACTUAL OBLIGATIONS

We had no contractual or other obligations that will require use of our working capital resources as of September 30, 2007.

We maintain office space in Denver, Colorado.  The office consists of approximately 1,088 square feet.  We have a month-to-month lease at a rate of $1,038 per month.  Rent expense for each of the years ended September 30, 2007 and 2006 was $12,456.

In addition to the office lease, we were responsible for a compressor rental located on our Kansas producing properties.  This lease was on a month-to-month basis and totals $36,013 per year plus $10,000 per year for site lease.  See Note 15, “Subsequent Events”.  As of October 1, 2007, we cancelled the lease on the compressor and as of December 31, 2007 we will cancel the site lease.

        ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED).

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In evaluating our business, readers of this report should carefully consider the following factors in addition to the other information presented in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.  As noted elsewhere herein, the future conduct of our business and discussions of possible future activities is dependent upon a number of factors, and there can be no assurance that we will be able to conduct our operations as contemplated herein.  These risks include, but are not limited to:

•	The fact that we are reliant on a single gas purchaser under an agreement that requires us to maintain certain quality standards.

•	The possibility that our gas transmission facilities and equipment may experience mechanical difficulties and breakdowns substantially curtailing our gas deliverability.

•	Severe weather conditions are typical in our area of operations and may cause interruptions of our ability to produce and/or deliver gas to our purchaser.

•	Out limited financial resources may impede our ability to maintain gas deliveries at current levels and our ability to increase such levels.

•	The possibility that the described operations, reserves, or development, re-completion or production activities will not be completed, continued or realized on economic terms, if at all.

•	The development and production of oil and gas are enterprises attendant with high risk, including the risk of fluctuating prices for oil and natural gas.

•	Not developing adequate reserves despite expending large sums of money.

•	Test results and reserve estimates may not be accurate.

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

ITEM 7.    FINANCIAL STATEMENTS.

The Report of the Independent Registered Public Accounting Firm appearing at Page F-1 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at Pages F-2 through F-22 hereof are incorporated herein by reference.

        ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE (CONTINUED).

        ITEM 8A.    CONTROLS AND PROCEDURES.

        (a)           Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, at September 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that our disclosure controls and procedures are effective.

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

ITEM 8B.     OTHER INFORMATION.

        Not applicable.

PART III

        ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNENCES; COMPLIANCE
                      WITH SECTION 16(a) OF THE EXCHANGE ACT.

 Our Directors and Officers are as follows:

Name	Age	Position	Served as a Director Since

A.G. Foust	64	President and a Director	October 1, 1984

John J. Womack	87	Director	June 20, 1986

Dru E. Campbell	56	Secretary	N/A

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

The business experience and principal occupations of each of our Directors and Officers for at least the past five years are as follows:

A.G. Foust has been our President since May 1, 1995, and he has been a Director since our inception.  Mr. Foust has over 40 years of experience in the natural resources industry. He served as our President since its inception in 1984 until September 1993.  From June of 1984 to June of 1986, he was employed as a licensed registered representative and Vice President of Corporate Finance of B. J. Leonard & Company, Inc., a brokerage firm located in Denver, Colorado.  From January 1976 to May 1984, he was President and Director of Minerals Engineering Company, a corporation with a class of equity securities then registered under the Securities Exchange Act of 1934.  Minerals Engineering Company, now a wholly owned subsidiary of Hecla Mining Co., is in the mining business.  From April 1972 through January 1976, he served as Assistant Vice President and Loan Officer of the First National Bank of Denver.  His responsibilities as a loan officer included providing financial services for natural resource and mining companies.  From November 1969 to April 1972, he was operations manager at Chorney Oil Company, a privately owned oil and gas exploration and production Company, and was responsible for all drilling completions, production and engineering.  From 1968 through 1969, he served as a consulting engineer associated with Minerals Management, Inc., Casper, Wyoming.  From April 1968 through November 1968, he served as District Engineer of Consolidated Oil and Gas, Inc., operating out of Denver, Colorado.  From June 1964 through April 1968, Mr. Foust was employed as a chemical engineer with Shell Oil Company, designing and supervising production of water and chemical flood installations.  Mr. Foust has a Bachelor of Science degree in Chemical Engineering from Montana State University.

        ITEM 9.    DIRECTORS – (CONTINUED)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us or advice that no filings were required, during fiscal year 2007, all executive officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Code of Ethics

We have not adopted a Code of Ethics.  Although we have only one principal officer, we intend to adopt a Code of Ethics during our 2008 fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION.

The following table sets forth information regarding executive compensation for our President and Chief Executive Officer.  No executive officer received compensation in excess of $100,000 for either of the years ended September 30, 2007 or 2006.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
					Restricted	Options/
Name and Principal				Other Annual	Stock	SARs	LTIP	All Other
Position	Fiscal Year	Salary	Bonus	Compensation	Award(s)	(Number)	Payouts	Compensation

A.G. Foust, President	2007	$60,000	-0-	-0-	-0-	-0-	-0-	-0-
and Chief Executive	2006	$60,000	-0-	-0-	-0-	-0-	-0-	-0-
Officer

ITEM 10.    EXECUTIVE COMPENSATION (CONTINUED).

At the present time, we have no retirement, pension or profit sharing programs for the benefit of our employees.  However, in our discretion, we may adopt one or more of such programs in the future.  No options to purchase our shares were granted to officers or directors during the fiscal year ended September 30, 2007.  As of the date hereof, our officers and directors do not hold options or rights to acquire our shares under any option plan or otherwise.

        ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 3, 2007, the number and percentage of shares of our no par value Common Stock (our only class of voting securities), owned beneficially by each Officer and Director, each person known by us to own more than five percent of our common stock, and all Directors and Officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

A.G. Foust	1,344,412 (1)	25.3%
4810 West Delaware Drive
Larkspur, CO 80118

Dru E. Campbell	182,500	3.4%
4810 West Delaware Drive
Larkspur, CO 80118

John J. Womack	200,000	3.8%
208 E. Bannack
Dillon, MT 59725

Stewart A. Jackson	451,950	8.5%
1183 Ross Road
Winter Haven, CA 92283

All Officers and Directors as a Group (3 Persons)	1,726,912	32.5%
______________________

(1)	Does not include the 182,500 shares of common stock owned by Mr. Foust’s wife, Dru E. Campbell, who is our Secretary. Mr. Foust disclaims beneficial ownership of his wife’s shares.

  There are no outstanding options or warrants to purchase common stock as of December 3, 2007.

To our knowledge, each person listed has sole voting and investment power over the shares stated as beneficially owned.

We are unaware of any arrangements, including a pledge of securities, which may cause a change of control.

        ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There were no transactions between or among us and any of our Officers or Directors during the fiscal year ended September 30, 2007.  John J. Womack, one of our two Directors, is independent in that he is a non-management Director.

PART IV

        ITEM 13.    EXHIBITS.

EXHIBITS.	DESCRIPTION

Exhibit No. 31.1	Certification of the Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32.1	Certification of the Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

        ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                  ●  Audit Fees.

Our principal accountant, Gordon Hughes & Banks LLP, billed us aggregate fees in the amount of approximately $23,930 and $19,580 during the fiscal years ended September 30, 2007 and 2006, respectively.  These amounts were billed for professional services that Gordon Hughes & Banks LLP provided for the audit of our annual financial statements, review of the financial statements included in our reports on Form 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

            ●  Audit-Related Fees.

Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $-0- during the fiscal years ended September 30, 2007 and 2006 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

            ●  Tax Fees

Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $2,625 and $2,950 during the fiscal years ended September 30, 2007 and 2006, respectively, for tax compliance services.

            ●  All Other Fees

Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $-0- for the fiscal year ended September 30, 2007 for other fees.

            ●  Audit Committee’s Pre-Approval Practice

Inasmuch as we do not have an audit committee, our Board of Directors performs the functions of our audit committee.  Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of the audit committee) or unless the services meet certain de minmis standards.  Our Board of Directors approved all fees charged by our principal accountant.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Percentage of total fees paid to Gordon Hughes & Banks LLP
	Fiscal Year 2007	Fiscal Year 2006
Audit fees	90%	87%
Audit-related fees	-0-%	-0-%
Tax fees	10%	13%
All other fees	-0-%	-0-%

INDEX TO FINANCIAL STATEMENTS

TITLE	PAGE

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of
September 30, 2007 and 2006	F-2 to F-3

Consolidated Statements of Operations
for the Years Ended September 30, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity and
Comprehensive Income for the
Years Ended September 30, 2007 and 2006	F-5

Consolidated Statements of Cash Flows
for the Years Ended September 30, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7 to F-22

Report of Independent Registered Public Accounting Firm

Board of Directors
Monument Resources, Inc. and Subsidiary
Denver, Colorado

We have audited the consolidated balance sheets of Monument Resources, Inc. and Subsidiary (the “Company”) as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monument Resources, Inc. and Subsidiary as of September 30, 2007 and 2006, and the consolidated results of their operations and cash flows for the years ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks, LLP
Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
November 16, 2007

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND 2006

ASSETS

	2007	2006
Current assets:
Cash and cash equivalents	$213,808	$719,188
Investment in marketable securities (Note 3)	394,725	410,158
Accounts receivable	32,316	36,629
Prepaid and other	17,293	18,936
Total current assets	658,142	1,184,911

Proved oil and gas properties, successful efforts
method, net of accumulated depletion (Note 10)	653,790	608,117
Property, equipment and pipeline
Gas pipeline, net of accumulated depreciation (Note 5)	225,799	232,657
Property and equipment, net of accumulated
depreciation (Note 5)	317,945	112,962
Net property, equipment and pipeline	543,744	345,619

Total assets	$1,855,676	$2,138,647

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND 2006 (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2007	2006
Current liabilities:
Accounts payable and accrued expenses	$36,866	$61,829

Asset retirement obligation (Note 13)	113,185	80,947

Total liabilities	150,051	142,776

Commitments and contingencies

Stockholders' equity (Notes 3 and 6):
Preferred stock, no par value, authorized
1,000,000 shares; none issued	-	-
Common stock, no par value, authorized
10,000,000 shares; issued and outstanding
5,319,000 shares	3,290,518	3,290,518
Accumulated (deficit)	(1,578,784)	(1,284,070)
Unrealized (loss) on investment
in securities (Note 3)	(6,109)	(10,577)
Total stockholders' equity	1,705,625	1,995,871

Total liabilities and stockholders' equity	$1,855,676	$2,138,647

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007		2006
Revenues:
Oil and gas sales	$189,008		$451,166
Pipeline gas sales	75,372		138,501
Total revenues	264,380		589,667

Expenses:
Oil and gas operating expense	79,150		103,034
Pipeline operating expense	207,884		198,148
Depreciation and depletion	82,669		71,444
General and administrative	230,117		225,255
Total expenses	599,820		597,881
Operating loss	(335,440)		(8,214)

Other income expense
Gain on sale of mineral interest (Note 4)	-		100,359
Realized (loss) on the sale of investments (Note 3)	(226)		-
Interest and other income	40,952		50,556

Net income (loss)	$(294,714)	#	$142,701

Net income (loss) per common share, basic and diluted	$(0.06)		$0.03

Basic and diluted weighted average number of	5,319,000		5,319,000
shares outstanding

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	Common Shares	No Par Value Stock Amount	Accumulated (Deficit)	Accumulated Comprehensive Income (Loss)	Total	Comprehensive Income
Balances, October 1, 2005	5,319,000	$3,290,518	$(1,426,771)	$(6,975)	$1,856,772

Net income	-	-	142,701	-	142,701	$142,701

Comprehensive income
Change in unrealized (loss) on
securities held for sale (Note 3)	-	-	-	(3,602)	(3,602)	(3,602)

						$139,099

Balances, September 30, 2006	5,319,000	3,290,518	(1,284,070)	(10,577)	1,995,871

Net (loss)	-	-	(294,714)	-	(294,714)	$(294,714)

Comprehensive income
Change in unrealized loss on
securities held for sale (Note 3)	-	-	-	4,468	4,468	4,468

						$(290,246)

Balances, September 30, 2007	5,319,000	$3,290,518	$(1,578,784)	$(6,109)	$1,705,625

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(294,714)	$142,701
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Depreciation and depletion	82,669	71,444
(Gain) loss on sale of assets	226	(100,359)
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,313	10,786
Decrease in prepaid and other	1,643	41,663
Increase (decrease) in accounts payable	(24,963)	28,725

Net cash flows provided (used) by operating activities	(230,826)	194,960

Cash flows from investing activities:
Purchase of oilfield equipment	(161,859)	(102,681)
Purchase of oil and gas equipment and well workovers	(36,934)	(158,430)
Purchase of property and equipment	(95,436)	(1,474)
Proceeds from sale of mineral interest	-	129,065
Proceeds from sale of marketable securities	719,675	2,761
Purchase of marketable securities	(700,000)	-

Net cash flows used by investing activities	(274,554)	(130,759)

Net increase (decrease) in cash	(505,380)	64,201

Cash and cash equivalents:
Beginning of period	719,188	654,987

End of period	$213,808	$719,188

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Change in unrealized gain on
securities available for sale	$(4,468)	$3,602
Change in asset retirement obligation, net	$(32,238)	$(51,946)

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MINERAL PROPERTIES

Acquisition costs for proved and unproved properties are capitalized when incurred.  Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties are expensed.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.  Proved and unproved mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized.  There was no impairment for the years ended September 30, 2007 or 2006.

OIL AND GAS PROPERTIES

We follow the successful efforts method of accounting for our oil and gas activities.  Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized.  Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred.  Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves.  Unproved properties are assessed at least annually for possible impairment due to unrecoverability of costs.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PROPERTY, EQUIPMENT AND GAS PIPELINE

Our property, equipment and gas pipeline are recorded at cost.  Depreciation of property and equipment is expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method.  Estimated service lives range from three to seven years.  Our gas pipeline is being depreciated on the units-of-gas production method based on the production of the gas wells served by the pipeline.  When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

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

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR BAD DEBTS

Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. As of September 30, 2007 and 2006, based on information available, management considers accounts receivable to be fully collectible as recorded, accordingly, no allowance for doubtful accounts is recorded.

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

Our cash and cash equivalents are deposited with high quality banks.  The cash and cash equivalents balances are occasionally in excess of federally insured limits.  Management believes the risk of loss to be minimal.

Our investment in U.S. government agency securities is subject to moderate price volatility due to interest rate changes; however, realization of these investments has minimal risk.

Fair Value

The carrying amount of our financial instruments is equivalent to their fair value as follows:

Cash and cash equivalents and trade receivables and payables – The carrying amount approximates fair value because of the short maturities of these instruments.

Marketable securities – The carrying amounts approximate the fair value because the securities are valued at the market prices based on published trading price information and are accounted for using the available-for-sale accounting method.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis under SFAS No. 144.  Under SFAS No. 144, we periodically evaluate the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment. We consider projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and, if necessary, reduce the carrying value of impaired assets to fair value.

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

As we determined the calculation would be non-dilutive for both fiscal years 2007 and 2006, there is no reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the years ended September 30, 2007 and 2006.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No, 159) which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.  The effective date of SFAS No. 159 is the fiscal year that begins on or before November 15, 2007.  We anticipate SFAS No. 159 will not have a material impact on our financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 2 – MANAGEMENT’S USE OF ESTIMATES

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

NOTE 3 – INVESTMENT IN SECURITIES

Our investment in debt securities consists of various U.S. government agency securities.  We consider these securities to be currently available-for-sale and have no timetable for sale or redemption.  Nevertheless, we do not expect to hold the securities to maturity. During fiscal 2007 and 2006, we sold securities for a net loss on sale of $226 and $-0-, respectively.

Investments in securities are summarized as follows at September 30, 2007:
	Unrealized (Loss)	Fair Value
Available-for-sale securities
Debt securities (maturing 3 to 14 years)	$(6,109)	$394,725

Investments in securities are summarized as follows at September 30, 2006:
	Unrealized Gain (Loss)	Fair Value
Available-for-sale securities
Debt securities (maturing 3 to 14 years)	$(10,577)	$410,158

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 4 – MINERAL PROPERTIES

DOBLER PROSPECT, BROADWATER COUNTY, MONTANA

The Dobler prospect, with capitalized costs of $28,706 at September 30, 2005, consisted of 80 acres of fee simple land (including minerals) and mineral rights to the 280 surrounding acres. We placed the property on the market as real estate and sold the property to a third party in February 2006 for $140,000 less a 6 ½ % commission and other closing costs.  The Company recognized a gain on the sale of $100,359 in the year ended September 30, 2006.

NOTE 5 – PROPERTY, EQUIPMENT AND PIPELINE

The following is a summary of property and equipment at cost, less accumulated depreciation:

	2007	2006
Land	$107,691	$12,500
Equipment	371,931	227,561
Total	479,622	240,061

Less: accumulated depreciation	(161,677)	(127,099)

Net property and equipment	317,945	112,962

Pipeline	448,857	431,124

Less: accumulated depreciation	(223,058)	(198,467)

Net pipeline	225,799	232,657

Net property, plant, equipment and pipeline	$543,744	$345,619

Depreciation expense charged to operations was $59,170 and $41,011 in fiscal 2007 and 2006, respectively.

The useful lives of property and equipment for purposes of computing depreciation are as follows:

Machinery and Equipment	3 – 7 years
Pipeline	Useful life of related gas production, Approximately 5 to 7 years

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 6 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value.  The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution.  As of September 30, 2007 and 2006, no shares of preferred stock have been issued.

NOTE 7 – INCOME TAXES

There is no current or deferred income tax expense for the years ended September 30, 2007 and 2006 because we had available net operating losses.

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

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet at September 30, 2007 and 2006 is the result of the following:
	2007	2006
Deferred tax liabilities:
Oil and gas properties	$(121,975)	$(151,099)
Pipeline depreciation	(64,339)	(60,034)
Deferred tax assets:
Net operating loss	605,006	492,813
Securities valuation	-0-	-0-
Property and equipment	12,762	7,600
Percentage depletion	83,925	85,528
Asset retirement obligation	42,218	-0-
Total	557,597	374,808
Less: valuation allowance	(557,597)	(374,808)
Net deferred tax assets	$-	$-

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 7 – INCOME TAXES (CONTINUED)

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the two years ended September 30 is as follows:

	2007	2006
Statutory federal income tax rate	34%	34%

Statutory state income tax rate	5%	5%

Effect of net operating loss carry-forwards	(39%)	(39%)

Effective rate	0%	0%

The temporary differences causing the deferred tax asset are expected to reverse over the next   ten years.  At September 30, 2007 and 2006, we had net operating loss carry-forwards of $1,622,000 and $1,330,000, respectively.  The operating loss carry-forward expires beginning in 2016 ($565,000 in 2016 and $1,057,000 thereafter).  During the year ended September 30, 2007, we increased our net operating loss carry-forward approximately $292,000.  Utilization of net operating loss carry-forwards are limited in the event of significant changes in ownership.

NOTE 8 – MAJOR CUSTOMER

We derived 96% and 95% of our revenue from one customer (oil and gas sales and pipeline sales) for the years ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and 2006, $24,247 and $31,629, respectively, was due from this purchaser.

NOTE 9 – SEGMENT INFORMATION

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
(CONTINUED)

NOTE 9 – SEGMENT INFORMATION (CONTINUED)

The mining segment receives its revenues primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that it has originated. Currently, this segment is inactive.

During the years ended September 30, 2007 and 2006, there were no inter-segment revenues. The accounting policies applied by each segment are the same as those used by us in general.

Net sales to one customer of the oil and gas segment totaled approximately $179,558 and $451,166 of revenues or 95% and 100% for the years ended September 30, 2007 and 2006, respectively.

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

Segment information consists of the following:

	Oil and Gas	Pipeline	Mining	Corporate	Consolidated
Revenues:
2007	$189,008	$75,372	$-0-	$-0-	$264,380
2006	451,166	138,501	-0-	-0-	589,667

Income (loss) from operations
2007	$72,574	$(176,533)	$-0-	$(231,481)	$(335,440)
2006	310,706	(92,065)	-0-	(226,855)	(8,214)

Identifiable assets (net)
2007	$724,531	$502,809	$-0-	$628,336	$1,855,676
2006	675,005	313,731	-0-	1,149,911	2,138,647

Depreciation and Depletion
Charged to Identifiable Assets
2007	$37,284	$44,021	$-0-	$1,364	$82,669
2006	37,427	32,418	-0-	1,599	71,444

Capital Expenditures
2007	$36,935	$257,050	$-0-	$245	$294,230
2006	191,891	69,219	-0-	1,425	262,585

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 10 - OIL AND GAS ACTIVITIES

CAPITALIZED COSTS

Capitalized costs associated with oil and gas producing activities, excluding the Kansas pipeline, are as follows:

	September 30,
	2007	2006
Proved properties	$932,727	$868,037
Accumulated depreciation, depletion, and amortization	(278,937)	(259,920)

Net capitalized costs	$653,790	$608,888

In the years ended September 30, 2007 and 2006, we recorded no impairments.

COSTS INCURRED

Information relating to the Company's costs incurred in its oil and gas property acquisition, exploration, and development activities is summarized as follows:

	September 30,
	2007	2006
Acquisition of properties	$-0-	$-0-
Development costs	36,935	191,891
Exploration costs	-0-	-0-

Total costs incurred	$36,935	$191,891

For the year ended September 30, 2007, the Company conducted two workovers at a cost of approximately $38,928.  There were no exploration costs incurred for the years ended September 30, 2007 and 2006.

RESULTS OF OPERATIONS

Results of operations for oil and gas producing and pipeline activities are as follows:
	September 30,
	2007	2006
Revenues	$264,380	$589,667
Production and operating costs	(287,034)	(301,182)
Depreciation and depletion	(81,305)	(69,845)

Results of operations	$(103,959)	$218,640

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 10 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of September 30, 2007 and 2006 were prepared by Dr. H. I. Bilgesu, an independent engineer.  There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

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

Unaudited net quantities of proved developed reserves of natural gas (all located within the United States) are as follows:

Changes in proved reserves	GAS (MMCF)

Estimated quantity, October 1, 2005	1,751
Revisions of previous estimate	206
Production	(77)
Sales of reserves	-
Estimated quantity, September 30, 2006	1,880

Revisions of previous estimate	(372)
Production	(51)
Discoveries	-
Purchase of reserves	-
Sales of reserves

Estimated quantity, September 30, 2007	1,457

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 10 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED OIL AND GAS RESERVE QUANTITIES (CONTINUED)

Proved reserves at year end	Developed	Undeveloped	Total

Gas (MMCF):
September 30, 2007	392	1,065	1,457
September 30, 2006	776	1,104	1,880

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

The following presents the unaudited principal components of the standardized measure of the discounted future net cash flows:

	September 30,
	2007	2006
	(in thousands)

Future cash inflows	$5,449	$7,747
Future production and development costs	(2,598)	(3,435)
Future income tax expense	(504)	(1,173)
Future net cash flows	2,347	3,139

10% annual discount for estimated timing of cash flows	(991)	(1,314)

Standardized measure of discounted cash flows	$1,356	$1,825

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 10 - OIL AND GAS ACTIVITIES (CONTINUED)

UNAUDITED OIL AND GAS RESERVE QUANTITIES (CONTINUED)

The following presents the unaudited principal source of the changes in the standardized measure of discounted future net cash flows:
	Years ended September 30,
	2007	2006
	(in thousands)
Standard measure of discounted future net cash flows:
Beginning of year	$1,825	$2,830
Sales and transfers of oil and gas produced,
net of production costs	(219)	(348)
Net changes in prices and production costs and other	(108)	(2,460)
Changes in future development costs	37	165
Revisions of previous quantity estimates	-	(277)
Other	(1,131)	1,214
Net change in income taxes	769	418
Accretion of discount	183	283
	(469)	(1,005)
End of year	$1,356	$1,825

NOTE 11 – LEASES

We had an operating lease for a gas compressor that we use in our pipeline operation.  Lease costs for the equipment amounted to $36,792 and $36,013 in fiscal 2007 and 2006, respectively. The lease was renewable on a month-to-month basis at a rate of $3,345 per month. As of September 30, 2007, we cancelled the compressor lease.  We also leased the land for this compressor site on a year-to-year basis for $10,000 per year. We do not intend to renew the compressor site lease past December 31, 2007.

We maintain offices in Denver, Colorado.  Lease costs for the office space totaled $12,456 for the years ended September 30, 2007 and 2006.  The office lease expired December 31, 2004 and we currently rent space on a month-to-month basis at a cost of $1,038 per month.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of September 30, 2007 and 2006, we owed $3,217 and $-0-, respectively, to our president for reimbursement of expenses made on our behalf.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 13 – ASSET RETIREMENT OBLIGATION

Effective October 1, 2002, we adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.  SFAS No. 143 requires us to recognize an estimated liability for the plugging and abandonment of our gas wells.  As of September 30, 2007, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143.  A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long- lived asset is recorded at the time a well is completed and ready for production.  We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 8%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

We will amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

A reconciliation of our liability for the years ended September 30, 2006 and 2007 is as follows:

October 1, 2005	$29,001
Liabilities incurred	-0-
Liabilities settled	-0-
Accretion expense	(1,261)
Revision to estimate	53,207
Asset retirement obligation as of
September 30, 2006	$80,947

Liabilities incurred	-0-
Liabilities settled	-0-
Accretion expense	6,476
Revision to estimate	25,762

Asset retirement obligations as of
September 30, 2007	$113,185

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 14 – SUBSEQUENT EVENTS

As of November 2007, we completed the installation of the new compressor and related equipment.  As a result, our gas system was shut down for over fifty days during the compressor change over.  This delay will have a significant negative effect on our gas sales for the first quarter of our fiscal year 2008 since all of the shut down of gas production will fall in our first quarter.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONUMENT RESOURCES, INC.

Date: December 13, 2007	By:	/s/ A.G. Foust
A.G. Foust, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A.G. Foust	President (Chief Executive	December 13, 2007
A.G. Foust	Officer, Principal Financial
and Accounting Officer
and Director)

/s/ John J. Womack	Director	December 13, 2007
John J. Womack

S-1