Form 10QSB
period 2007-12-31
MONUMENT RESOURCES INC
filed 2008-02-07
CIK 818468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  _X_      No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ___   No __X__

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,319,000 shares of common stock were outstanding at February 7, 2008.

Transitional Small Business Disclosure Format (Check One):   Yes ___   No __X__

MONUMENT RESOURCES, INC. AND SUBSIDIARY

Item 1. Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$121,650	$213,808
Marketable securities available-for-sale	399,048	394,725
Accounts receivable	39,042	32,316
Prepaid expenses and other assets	12,512	17,293

Total current assets	572,252	658,142

Proved and unproved oil and gas
properties, successful efforts method
net of accumulated depletion	647,915	653,790

Property and equipment:
Gas pipeline, net of
accumulated depreciation	219,335	225,799
Property and equipment, net of
accumulated depreciation	341,432	317,945

Net property, equipment and pipeline	560,767	543,744

Total assets	$1,780,934	$1,855,676

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)	(Audited)

Current liabilities
Accounts payable and accrued expenses	$37,201	$36,866

Asset retirement obligation	113,185	113,185
Total liabilities	150,386	150,051

Stockholders’ equity:
Preferred Stock, no par value, authorized
1,000,000 shares; none issued	-	-
Common Stock, no par value, authorized
10,000,000 shares; 5,319,000 issued
and outstanding	3,290,518	3,290,518
Accumulated (deficit)	(1,658,184)	(1,578,784)
Unrealized gain (loss) on investment in securities	(1,786)	(6,109)
Total stockholders’ equity	1,630,548	1,705,625

Total liabilities and stockholders’ equity	$1,780,934	$1,855,676

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006

Revenue
Oil and gas sales	$34,732	$66,497
Pipeline income	10,166	29,936

Total revenue	44,898	96,433

Expenses
Oil and gas operating expense	12,657	23,155
Pipeline operating expense	36,335	48,723
General and administrative	60,508	62,656
Depletion, depreciation and amortization	23,508	18,088

Total expenses	133,008	152,622

Net loss from operations	(88,110)	(56,189)

Other income and (expense)
Interest and other	8,710	8,908

Net loss	$(79,400)	$(47,281)

Basic and diluted loss per common share	$(.01)	$(.01)

Weighted average number of shares outstanding, basic
and diluted	5,319,000	5,319,000

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(79,400)	$(47,281)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation, depletion and amortization	23,508	18,088
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses
and other assets	4,781	(17,887)
Increase in accounts and
other receivables	(6,726)	(14,231)
Increase (decrease) in accounts payable
and accrued expenses	335	(940)

Net cash flow used in operations	(57,502)	(62,251)

Cash flows from investing activities:

Purchase of land	-	(95,191)
Additions to oil and gas properties	-	(8,601)
Additions to equipment	(34,656)	(7,432)
Purchase of investment securities	-	(500,000)

Net cash flows used in investing activities	(34,656)	(611,224)

Net decrease in cash and cash equivalents	(92,158)	(673,475)

Cash and cash equivalents at beginning of period	213,808	719,188

Cash and cash equivalents at end of period	$121,650	$45,713

Schedule of Non-cash Investing Activities

(Increase) decrease in unrealized loss
on securities available for sale	$4,323	$(1,284)

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Continued).

MONUMENT RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited.  However, in the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation.  Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the year.  These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended September 30, 2007.

Except for the historical information contained in this Form 10-QSB, this Report contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed in this Report.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and in our Annual Report on Form 10-KSB for the year ended September 30, 2007.

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

There were no dilutive securities outstanding for the three months ended December 31, 2007.

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

INVESTMENT IN SECURITIES

We follow SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in accounting for our security investments.  In accordance with SFAS No. 115, our investment in securities has been classified as available-for-sale because they are being held for an indefinite period of time.  Under the available-for-sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains and losses recorded as a component of stockholders’ equity.  The current market value is derived from market quotations as of the end of each quarter.  At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

Item 1. Financial Statements (Continued).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No.160, Non-controlling Interests in Consolidated Financial Statements, including an amendment of ARB No. 51 (“SFAS No, 160) which established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The effective date of SFAS No. 160 is for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We anticipate SFAS No. 160 will not have a material impact on our financial statements.

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

Item 1.  Financial Statements (Continued).

NOTE 2 -- ESTIMATES AND RISKS (CONTINUED)

▪	The fact that we are reliant on a single gas purchaser under an agreement that requires us to maintain certain quality standards.
▪	The possibility that our gas transmission facilities and equipment may experience mechanical difficulties and breakdowns substantially curtailing our gas deliverability.
▪	Severe weather conditions are typical in our area of operations and may cause interruptions of our ability to produce and/or deliver gas to our purchaser.
▪	Our limited financial resources may impede our ability to maintain gas deliveries at current levels and our ability to increase such levels.
▪	The possibility that the described operations, reserves, or development, re-completion or production activities will not be completed, continued or realized on economic terms, if at all.
▪	The development and production of oil and gas enterprises attendant with high risk, including the risk of fluctuating prices for oil and natural gas.
▪	Not developing adequate reserves despite expending large sums of money.
▪	Test results and reserve estimates may not be accurate.
▪
The possibility that the estimates on which we are relying are inaccurate and that unknown or unexpected future events may occur that will tend to reduce our ability to operate successfully, if at all.

▪
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

NOTE 3 -- SEGMENT INFORMATION

We operate in two industry segments within the United States: (1) oil and gas exploration and development, and (2) a gas transmission pipeline.

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

During the three months ended December 31, 2007, we had no inter-segment revenues.  The accounting policies applied by each segment are the same as those we use in general.

Item 1.  Financial Statements (Continued).

NOTE 3 -- SEGMENT INFORMATION (CONTINUED)

Net sales to one customer of our oil and gas segment totaled $38,448, or 86% of our revenues for the three months ended December 31, 2007.

There have been no differences from our last annual report on Form 10-KSB in the bases of measuring segment profit or loss.  There have been no material changes in the amount of assets for any of our operating segments since our last annual report.

Segment information for the three months ended December 31, 2007 and 2006 is as follows:

	Oil and Gas	Pipeline	Corporate	Consolidated
Revenues
2007	$34,732	$10,166	$8,710	$53,608
2006	66,497	29,936	8,908	105,341

Net Income (Loss)
2007	$12,181	$(37,924)	$(53,657)	$(79,400)
2006	34,581	(27,877)	(53,985)	(47,281)

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
2007	$9,895	$11,754	$1,859	$23,508
2006	8,761	9,090	237	18,088

Capital Expenditures
2007	$-	$34,656	$-	$34,656
2006	8,601	102,378	245	111,224

Segment information as of December 31, 2007 compared to September 30, 2007 is as follows.

Identifiable Assets
December 31, 2007	$822,326	$423,229	$535,379	$1,780,934
September 30, 2007	724,531	502,809	628,336	1,855,676

NOTE 4 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

During the quarter ended December 31, 2006, we purchased for $95,000 a 7+ acre parcel of land to be utilized as a new compressor site.  The actual construction and relocation of the compressor was completed during the quarter ended December 31, 2007.  We plan to continue a modest workover program on our existing gas wells to recomplete them in the upper McClouth and other gas zones.

Item 1. Financial Statements (Continued).

NOTE 4 -- OIL AND GAS ACTIVITIES (CONTINUED)

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS (CONTINUED)

During the quarter ended December 31, 2007, we completed the construction needed to move our gas sales compressor to the location we purchased in the quarter ended December 31, 2006.  Due to weather conditions and changes required by our gas purchaser, the project required a much longer period than estimated.  Therefore, we were unable to sell our gas production from October 8, 2007 through December 3, 2007, resulting in a loss of gas production estimated at 12,000 to 14,000 MCF with a loss of revenues of from $70,000 to $80,000 during the quarter ended December 31, 2007.

We believe that the new compressor site move and new upgraded equipment will enable us to have a more stable gas sales system with reduced operating expenses.

NOTE 5 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the total of net income and all other non-owner changes in equity.  Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments.  We report the unrealized gain on the investment in securities in our Condensed Consolidated Balance Sheet.  The table below details the changes during the three months ended December 31, 2007 and 2006, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Three months ended December 31, 2007
Accumulated other comprehensive (loss) at September 30, 2007	$(6,109)

Change in unrealized (loss) on securities held for sale	4,323

Accumulated other comprehensive (loss) at December 31, 2007	$(1,786)

Three months ended December 31, 2006
Accumulated other comprehensive income at September 30, 2006	$(10,577)

Change in unrealized gain on securities held for sale	(1,284)

Accumulated other comprehensive income at December 31, 2006	$(11,861)

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, our current assets were $572,252 and current liabilities were $37,201 and we had working capital of $535,051 compared to current assets of $658,142 and current liabilities of $36,866 at September 30, 2007, resulting in working capital at September 30, 2007 of $621,276.  Our working capital decreased $86,225, or about 14%.  This decrease in working capital is primarily due to the purchase of equipment and construction costs for the new compressor site and a net loss for the three months ended December 31, 2007 of $79,400.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 vs. 2006

Due to our inability to sell gas from October 8, 2007 to December 3, 2007 because of our compressor relocation, revenue from our gas and pipeline sales decreased for the three months ended December 31, 2007 when compared to the same period in 2006. Gas production decreased from 19,957 MCF for the three month period ending December 31, 2006 to 6,647 MCF for the three month period ending December 31, 2007.  This decrease of 13,310 MCF was a result of the curtailment of production due to the compressor relocation.  The price received for our natural gas increased from an average of $5.42 per MCF for the three months December 31, 2006 to an average of $5.78 per MCF for the three months ended December 31, 2007, a 7% increase.  Gas sales decreased 48%, or $31,765, from $66,497 to $34,732 for the three months ended December 31, 2006 and 2007.  This decline is due to the curtailment of production for October, November and December 2007 as discussed above.  Pipeline sales were $10,166 for the three months ended December 31, 2007 and $29,936 for the three months ended December 31, 2006, a decrease of $19,770, or 66%.  Again, this decrease was due to the curtailment of production in October, November and some of December 2007.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS. (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended December 31, 2007 vs. 2006 (Continued)

Interest and other revenue decreased to $8,710 for the three months ended December 31, 2007 from $8,908 for the three months ended December 31, 2006. This decrease of $198 was due to the decrease in our cash invested in interest bearing accounts.  Oil and gas operating costs decreased $10,498, or 45% from $23,155 to $12,657 when comparing the three months ended December 31, 2006 to December 31, 2007.  This decrease was primarily due to reduced production while our sales compressor site was being moved.  Pipeline operating costs were $36,335 for the three months ended December 31, 2007 and $48,723 for the three months ended December 31, 2006, a decrease of $12,388, or 25% as a result of reduced production.

General and administrative expenses totaled $60,508 for the three months ended December 31, 2007, compared to $62,656 for the three-month period ended December 31, 2006.  This decrease of $2,148, or 3%, in general and administrative costs was primarily due to a refund of workers compensation insurance premium.

A net loss of $79,400 was recorded for the three months ended December 31, 2007 as compared to a net loss of $47,281 for the same period ended December 31, 2006.  This increased loss of $32,119 was primarily the result of decreased production while moving our compressor  site.

  CONTRACTUAL OBLIGATIONS

We have no contractual obligations as of December 31, 2007.

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

MONUMENT RESOURCES, INC. (Registrant)

Date: February 7, 2008	By:	/s/ A.G. Foust
A.G. Foust, President (Chief Executive Officer, Principal Financial and Accounting Officer) and a Director

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.