Form 10QSB
period 2008-03-31
MONUMENT RESOURCES INC
filed 2008-05-02
CIK 818468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 2008

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission file number:  033-15528

MONUMENT RESOURCES, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Colorado	84-1028449
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,719,000 shares of common stock were outstanding at April 30, 2008.

Transitional Small Business Disclosure Format (Check One):   Yes ___   No __X__

MONUMENT RESOURCES, INC. AND SUBSIDIARY

Item 1. Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$865,888	$213,808
Marketable securities, available-for-sale	204,361	394,725
Accounts receivable	51,730	32,316
Prepaid expenses and other assets	6,294	17,293

Total current assets	1,128,273	658,142

Proved and unproved oil and gas
properties, successful efforts method,
net of accumulated depletion	642,040	653,790

Property and equipment:
Gas pipeline, net of
accumulated depreciation	212,870	225,799
Property and equipment, net of
accumulated depreciation	372,635	317,945

Net property, equipment and pipeline	585,505	543,744

Total assets	$2,355,818	$1,855,676

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$29,602	$36,866

Asset retirement obligation	113,185	113,185
Total liabilities	142,787	150,051

Stockholders’ equity:
Preferred Stock, no par value, authorized 1,000,000 shares; none issued	-	-
Common Stock, no par value, authorized 10,000,000 shares; 7,719,000 and 5,319,000 shares issued and outstanding, respectively	3,890,518	3,290,518
Accumulated (deficit)	(1,681,013)	(1,578,784)
Accumulated other comprehensive (loss) income	3,526	(6,109)
Total stockholders’ equity	2,213,031	1,705,625

Total liabilities and stockholders’ equity	$2,355,818	$1,855,676

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Revenue
Oil and gas sales	$76,433	$19,934	$111,165	$86,431
Pipeline income	24,555	8,977	34,721	38,913

Total revenue	100,988	28,911	145,886	125,344

Expenses
Oil and gas operating expense	13,346	12,747	26,003	35,902
Pipeline operating expense	37,947	61,013	74,282	109,736
General and administrative	53,055	57,112	113,563	119,768
Depletion, depreciation and amortization	24,778	24,877	48,286	42,965

Total operating expenses	129,126	155,749	262,134	308,371

Net income (loss) from operations	(28,138)	(126,838)	(116,248)	(183,027)

Other income and (expense)
(Loss) on sale of securities	-	(226)	-	(226)
Interest income and other	5,309	13,435	14,019	22,342

Net income (loss)	$(22,829)	$(113,629)	$(102,229)	$(160,911)

Basic and diluted (loss) income per common share	$(.00)	$(.02)	$(.02)	$(.02)

Basic and dilutive weighted average number of shares outstanding	6,031,088	5,319,000	5,673,098	5,319,000

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(102,229)	$(160,911)
Adjustment to reconcile net loss to net
cash (used in) operating activities:
Depreciation, depletion and amortization	48,286	42,965
Loss on sale of securities	-	226
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses
and other assets	10,999	(20,826)
(Increase) decrease in accounts and
other receivables	(19,414)	31,560
Decrease in accounts payable
and accrued expenses	(7,264)	(33,282)

Net cash flow (used in) operations	(69,622)	(140,268)

Cash flows from investing activities:

Purchase of land	-	(95,191)
Additions to equipment	(78,297)	(37,565)
Additions to oil and gas properties	-	(9,590)
Proceeds from sale of investment securities	199,999	19,675
Purchase of investment securities	-	(200,000)

Net cash flows (used in) provided by investing activities	121,702	(322,671)

Cash flows from financing activities:
Proceeds from sale of common stock in private
placement memorandum	600,000	-

Net cash flow provided by financing activities	600,000	-

Net increase (decrease) in cash and cash equivalents	652,080	(462,939)

Cash and cash equivalents at beginning of period	213,808	719,188

Cash and cash equivalents at end of period	$865,888	$256,249

Schedule of Non-cash Investing Activities

Decrease in unrealized loss
on securities available for sale	$9,635	$1,815

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

EARNINGS PER SHARE

     We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 128, addressing earnings per share.  SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share.  The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.  As of March 31, 2008 all warrants outstanding were excluded from earnings per share as their affect would be anti-dilutive.

OIL AND GAS PROPERTIES

We follow the successful efforts method of accounting for our oil and gas activities.  Under this method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized.  Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred.  Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves.  Undeveloped and unproved properties are periodically assessed for possible impairment due to un-recoverability of costs invested.  Developed and proved properties are periodically assessed under the accounting rules of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.  Cash received for partial conveyances of property interests is treated as a recovery of cost and no gain or loss is recognized.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 19, 2008, the Financial Accountants Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities which required enhanced disclosures about derivative instruments and hedging activities.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We anticipate SFAS No. 161 will not have a material impact on our financial statements.

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

During the six months ended March 31, 2008 and 2007, we had no inter-segment revenues.  The accounting policies applied by each segment are the same as those we use in general.

Item 1.    Financial Statements (Continued).

NOTE 3 -- SEGMENT INFORMATION (CONTINUED)

Net sales to one customer of our oil and gas segment totaled $98,290, or 88% of our revenues for the six months ended March 31, 2008 as compared to $86,431, or 100% for the six months ended March 31, 2007.

There have been no differences from our last annual report on Form 10-KSB in the bases of measuring segment profit or loss.  There have been no material changes in the amount of assets for any of our operating segments since our last annual report.

Segment information for the six months ended March 31, 2008 and 2007 is as follows:

	Oil and Gas	Pipeline	Corporate	Consolidated
Revenues
2008	$111,165	$34,721	$14,019	$159,905
2007	86,431	38,913	22,117	147,461

Net Income (Loss)
2008	$65,372	$(64,340)	$(103,261)	$(102,229)
2007	26,294	(89,203)	(98,002)	(160,911)

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
2008	$19,790	$24,779	$3,717	$48,286
2007	24,235	18,380	350	42,965

Capital Expenditures
2008	$-	$78,297	$-	$78,297
2007	16,816	125,286	244	142,346

Segment information as of March 31, 2008 compared to September 30, 2007 is as follows.

Identifiable Assets
March 31, 2008	$812,431	$465,017	$1,078,370	$2,355,818
September 30, 2007	724,531	502,809	628,336	1,855,676

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

NOTE 5 – SHAREHOLDERS’ EQUITY

In a Unit Purchase Agreement dated March 5, 2008, the Company sold 2,400,000 Units, each Unit consisting of one share of common stock and one common stock purchase warrant, at $0.25 per Unit, for a total of $600,000 in proceeds, including $100,000 to an officer of the Company (see Note 7). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.40 per share through March 4, 2010.  The Unit Purchase Agreement was offered in a Private Placement Memorandum.  The shares of common stock and those shares underlying the warrants contain certain registration rights in which the Company will attempt to comply on a best-efforts basis.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the total of net income and all other non-owner changes in equity.  Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments.  We report the unrealized gain on the investment in securities in our Condensed Consolidated Balance Sheets.  The table below details the changes during the six months ended March 31, 2008 and 2007, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Six months ended March 31,  2008
Accumulated other comprehensive income (loss) at September 30, 2007	$(6,109)

Change in unrealized gain on securities held for sale	9,635

Accumulated other comprehensive income (loss) at March 31, 2008	$3,526

Six months ended March 31, 2007
Accumulated other comprehensive income (loss) at September 30, 2006	$(10,577)

Change in unrealized gain on securities held for sale	1,815

Accumulated other comprehensive income (loss) at March 31, 2007	$(8,762)

Item 1. Financial Statements (Continued).

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 5, 2008, $100,000 was received from an officer of the Company in return for our issuance of 400,000 shares of common stock at $0.25 per share and 400,000 warrants to purchase shares of common stock at $0.40 per share. The shares and warrants were issued under the same terms and conditions as other participating investors. (See Note 5 – Stockholders’ Equity).

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, our current assets were $1,128,273 and current liabilities were $29,602 and we had working capital of $1,098,671 compared to current assets of $658,142 at September 30, 2007 and current liabilities of $36,866 at September 30, 2007 resulting in working capital at September 30, 2007 of $621,276.  Our working capital increased $477,395, or about 77%.  This increase in working capital is primarily due to the sale of 2,400,000 shares of common stock totaling $600,000 and partially offset by a net loss for the six months ended March 31, 2008 of $102,229.

Effective March 5, 2008, we sold 2,000,000 unregistered common shares of stock to an unaffiliated party and 400,000 shares of common stock to our president, A.G. Foust.  The price was $0.25 per share, which included warrants to buy an additional unregistered common share of stock for each share purchased.  The warrant exercise price is $0.40 per share and exercisable over two years.  The total funds we received for the sale was $600,000.  We plan to use these additional funds to re-complete some of our existing gas wells in Leavenworth County, Kansas and acquire additional gas wells and oil and gas leases in the Leavenworth County area.  Refer to our 8-K which was filed with the Securities and Exchange Commission on March 6, 2008 and Part II, Item 2 herein for additional details of this transaction.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 vs. 2007

During the three months ended March 31, 2007, we were unable to sell gas for the months of February and March due to a requirement by our gas purchaser to install an additional control valve and line separator to better monitor our gas quality. Gas production increased from 5,985 MCF for the three month period ending March 31, 2007 to 16,606 MCF for the three month period ending March 31, 2008.  This increase of 10,621 MCF was a result of being able to sell gas the full three months of the quarter ended March 31, 2008.  The price received for our natural gas increased from an average of $5.40 per MCF for the three months March 31, 2007 to an average of $6.93 per MCF for the three months ended March 31, 2008, a 28% increase.  Gas sales increased 283%, or $56,499, from $19,934 to $76,433 for the three months ended March 31, 2007 and 2008, respectively.  This increase is due to the ability to sell gas all three months as discussed above.  Pipeline sales were $24,555 for the three months ended March 31, 2008 and

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended March 31, 2008 vs. 2007 (Continued)

$8,977 for the three months ended March 31, 2007, an increase of $15,578, or 174%.  Again, this increase was due to the ability to sell gas for the full three months ended March 31, 2008.

Interest and other revenue decreased to $5,309 for the three months ended March 31, 2008 from $13,435 for the three months ended March 31, 2007. This decrease of $8,126 was due to the decrease in our cash invested in interest bearing accounts.  Oil and gas operating costs increased $599, or 5% from $12,747 to $13,346 when comparing the three months ended March 31, 2007 to March 31, 2008.  Pipeline operating costs were $37,947 for the three months ended March 31, 2008 and $61,013 for the three months ended March 31, 2007, a decrease of $23,066, or 38% as a result of elimination of compressor rental costs and costs in this period in 2007 related to installing the new monitoring equipment and shut-off valve that were not incurred in 2008.

General and administrative expenses totaled $53,055 for the three months ended March 31, 2008, compared to $57,112 for the three-month period ended March 31, 2007.  This decrease of $4,057, or 7%, in general and administrative costs was primarily due to a decrease in legal and accounting fees.

A net loss of $22,829 was recorded for the three months ended March 31, 2008 as compared to a net loss of $113,629 for the same period ended March 31, 2007.  This decreased loss of $90,800 was primarily the result of decreased production while installing the new monitoring equipment and shut-off valve during 2007 and our corresponding production increase in 2008 with full three months production.

Six Months Ended March 31, 2008 vs. 2007

           Gas production decreased from 25,942 MCF for the six month period ending March 31, 2007 to 23,253 MCF for six month period ending March 31, 2008.  This decrease of 2,689 MCF was a result of the curtailment of production due to the compressor relocation during October, November and December of 2007 being a period of historically higher production than the shut down during February and March 2007.  The price received for our natural gas increased from an average of $5.41 per MCF for the six months ended March 31, 2007 to an average of $6.60 per MCF for the six months ended March 31, 2008, a 22% increase.  Oil and gas sales increased 29%, or $24,734, from $86,431 to $111,165 for six months ended March 31, 2007 and 2008, respectively.  This increase is due to the higher average price of gas.  Pipeline sales were $34,721 for the six months ended March 31, 2008 and $38,913 for the six months ended March 31, 2007, a decrease of $4,192, or 11%.  This decrease was due to the reduced production for the six months ended March 31, 2008.

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION
     AND RESULTS OF OPERATIONS (CONTINUED).

Six Months Ended March 31, 2008 vs. 2007 (Continued)

Interest and other revenue decreased to $14,019 for the six months ended March 31, 2008 from $22,342 for the six months ended March 31, 2007. This decrease of $8,323 was due to the decrease in our cash invested in interest bearing accounts.  Oil and gas operating costs decreased $9,899, or 28% from $35,902 to $26,003 when comparing the six months ended March 31, 2007 to March 31, 2008.  This decrease was primarily due to reduced production while our sales compressor site was being moved. We believe that the new compressor site move and new upgraded equipment will enable us to have a more stable gas sales system with reduced operating expenses. Pipeline operating costs were $74,282 for the six months ended March 31, 2008 and $109,736 for the six months ended March 31, 2007, a decrease of $35,454, or 32% as a result of elimination of compressor rental costs and costs in this period in 2007 related to installing the new monitoring equipment and shut-off valve that were not incurred in 2008.

General and administrative expenses totaled $113,563 for the six months ended March 31, 2008, compared to $119,768 for the six month period ended March 31, 2007.  This decrease of $6,205, or 5%, in general and administrative costs was primarily due to decreased legal and accounting fees.

A net loss of $102,229 was recorded for the six months ended March 31, 2008 as compared to a net loss of $160,911 for the same period ended March 31, 2007.  This decreased loss of $58,682 was primarily the result of decreased production and greater expenses during the six months ended March 31, 2007 associated with the new monitoring equipment and shut-off valve installed in that period.

  CONTRACTUAL OBLIGATIONS

We have no contractual obligations as of March 31, 2008.

We lease our corporate offices in Denver, Colorado on a month-to-month basis.  Yearly payments under the lease are $12,456.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

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
AND USE OF PROCEEDS.

On March 5, 2008, the Company sold 2,400,000 units consisting of one share of common stock and warrants to purchase 2,400,000 additional shares as more fully described in the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008 and incorporated herein by this reference.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

N/A

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

N/A

ITEM 5.	OTHER INFORMATION.

N/A

ITEM 6.	EXHIBITS

Exibit 31.1-- Certification of the Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1-- Certification of the Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONUMENT RESOURCES, INC. (Registrant)

Date: May 1, 2008	By:	/s/ A.G. Foust
A.G. Foust, President (Chief Executive Officer, Principal Financial and Accounting Officer) and a Director

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.