Form 10-Q
period 2008-06-30
MONUMENT RESOURCES INC
filed 2008-08-12
CIK 818468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission file number 033-15528

MONUMENT RESOURCES, INC.
(Exact name of Registrant as Specified in its Charter)

Colorado	84-1028449
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2050 South Oneida Street, Suite 106, Denver, Colorado 80224
(Address of Principal Executive Offices, Including Zip Code)

(303) 692-9468
(Registrant’s Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]                     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [    ]                                 Accelerated filer [    ]
Non-accelerated filer   [    ] (Do not check if a smaller reporting company)        Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                      Yes  [ ]                      No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,719,000 shares of common stock were outstanding at August 12, 2008.

Transitional Small Business Disclosure Format (Check One):
                Yes  [ ]                      No  [X]

MONUMENT RESOURCES, INC. AND SUBSIDIARY

Item 1. Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$253,144	$213,808
Marketable securities available-for-sale	696,508	394,725
Accounts receivable	53,684	32,316
Prepaid expenses and other assets	827	17,293

Total current assets	1,004,163	658,142

Proved and unproved oil and gas
properties, successful efforts method
net of accumulated depletion	659,712	653,790

Property and equipment:
Gas pipeline, net of
accumulated depreciation	206,406	225,799
Property and equipment, net of
accumulated depreciation	453,342	317,945

Net property, equipment and pipeline	659,748	543,744

Total assets	$2,323,623	$1,855,676

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	September 30,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$34,693	$36,866

Asset retirement obligation	113,185	113,185
Total liabilities	147,878	150,051

Stockholders’ equity:
Preferred Stock, no par value, authorized
1,000,000 shares; none issued --
Common Stock, no par value, authorized
500,000,000 and 10,000,000 shares
respectively; 7,719,000 issued and
outstanding at June 30, 2008; 5,319,000
issued and outstanding at
September 30, 2007	3,890,518	3,290,518
Accumulated (deficit)	(1,710,446)	(1,578,784)
Unrealized loss on investment in securities	(4,327)	(6,109)
Total stockholders’ equity	2,175,745	1,705,625

Total liabilities and stockholders’ equity	$2,323,623	$1,855,676

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenue
Oil and gas sales	$110,346	$56,427	$221,511		$142,858
Pipeline income	24,272	17,831	58,993		56,744

Total revenue	134,618	74,258	280,504		199,602

Expenses
Oil and gas operating expense	16,673	14,943	42,676		50,845
Pipeline operating expense	42,676	42,592	116,958		152,328
General and administrative	78,055	49,163	191,618		168,931
Depletion, depreciation and amortization	34,177	24,217	82,463		67,182

Total expenses	171,581	130,915	433,715		439,286

(Loss) from operations	(36,963)	(56,657)	(153,211)		(239,684)

Other income and (expense)
Loss on sale of securities	-	-	-		(226)
Interest and other	7,530	8,974	21,549		31,316

Total other income and expense	7,530	8,974	21,549		31,090

Net loss	$(29,433)	$(47,683)	$(131,662)		$(208,594)
Basic and diluted loss per common share	$(.00)	$(.01)	$(.02)	$	( .04)

Weighted average number of shares outstanding	7,719,000	5,319,000	6,352,577		5,319,000

See Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(131,662)	$(208,594)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	82,463	67,182
Loss on sale of securities	-	226
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses
and other assets	16,466	(19,357)
Increase in accounts and
other receivables	(21,368)	(2,901)
Decrease in accounts payable
and accrued expenses	(2,173)	(42,877)

Net cash flows used in operations	(56,274)	(206,321)

Cash flows from investing activities:

Purchase of land -	-	(95,191)
Proceeds from sale of investment securities	199,999	19,675
Additions to oil and gas properties	(23,547)	(11,727)
Additions to equipment	(180,842)	(88,616)
Purchase of investment securities	(500,000)	(200,000)

Net cash flows used in investing activities	(504,390)	(375,859)

Cash flows from financing activities:

Proceeds from sale of common stock in private
placement	600,000	-

Net cash flows provided by financing activities	600,000	-

Net increase (decrease) in cash and cash equivalents	39,336	(582,180)

Cash and cash equivalents at beginning of period	213,808	719,188

Cash and cash equivalents at end of period	$253,144	$137,008

Schedule of Non-cash Investing Activities

Decrease (increase) in unrealized loss
on securities available for sale	$1,782	$(2,802)

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

Except for the historical information contained in this Form 10-Q, this Report contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed in this Report.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and in our Annual Report on Form 10-KSB for the year ended September 30, 2007.

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

EARNINGS PER SHARE

     We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 128, addressing earnings per share.  SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share.  The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.  As of June 30, 2008 all warrants outstanding were excluded from earnings per share as their affect would be anti-dilutive.

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

ASSET RETIREMENT OBLIGATIONS

We have adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs under SFAS 143 are reflected in the accompanying balance sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We anticipate SFAS No. 162 will not have a material impact on our financial statements.

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

During the nine months ended June 30, 2008 and 2007, we had no inter-segment revenues.  The accounting policies applied by each segment are the same as those we use in general.

Item 1.  Financial Statements (Continued).

NOTE 3 -- SEGMENT INFORMATION (CONTINUED)

Net sales to one customer of our oil and gas segment totaled $203,231, or 92% of our revenues for the nine months ended June 30, 2008 as compared to $142,858, or 100% for the nine months ended June 30, 2007.

There have been no differences from our last annual report on Form 10-KSB in the bases of measuring segment profit or loss.  There have been no material changes in the amount of assets for any of our operating segments since our last annual report.

Segment information for the nine months ended June 30, 2008 and 2007 is as follows:

	Oil and Gas	Pipeline	Corporate	Consolidated
Revenues
2008	$ 221,511	$ 58,993	$ 21,549	$ 302,053
2007	142,858	56,744	31,316	230,918

Net Income (Loss)
2008	$ 141,892	$(102,461)	$(171,093)	$ (131,662)
2007	55,634	(125,364)	(138,864)	(208,594)

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
2008	$ 36,943	$ 44,496	$ 1,024	$ 82,463
2007	36,379	29,780	1,023	67,182

Capital Expenditures
2008	$ 23,547	$ 180,843	$ -	$ 204,390
2007	11,727	183,562	245	195,534

Segment information as of June 30, 2008 compared to September 30, 2007 is as follows.

Identifiable Assets
June 30, 2008	$915,070	$456,587	$ 951,966	$2,323,623
September 30, 2007	724,531	502,809	628,336	1,855,676

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

During the quarter ended June 30, 2008 we initiated a workover program to re-complete a number of our existing gas wells.  We estimate that our expenditures for these workovers will be from $300,000 to $400,000 and will be completed by November, 2008.  In June, 2008, to facilitate and expedite the workovers, we purchased an additional workover rig for a purchase price of $95,000.  The rig, after a few necessary repairs and modifications, was put into service in late July, 2008.

The results of the above workover program will not be known for a few months until the workovers and our gas gathering and water disposal systems are completed and functional.

NOTE 5 – SHAREHOLDERS’ EQUITY

Under a Unit Purchase Agreement dated March 5, 2008, we sold 2,400,000 Units, each Unit consisting of one share of common stock and one common stock purchase warrant, at $0.25 per Unit, for a total of $600,000 in proceeds, including 400,000 Units to one of our officers (see Note 7). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.40 per share through March 4, 2010.  The shares of common stock and the shares underlying the warrants contain certain registration rights.

At our June 29, 2008 shareholders’ meeting, our shareholders approved a new stock option plan known as our 2008 Stock Option Incentive Plan (“Plan”).  The Plan provides for 1,000,000 shares of common stock to be reserved for issuance under the Plan (see Note 8 - Subsequent Events).

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the total of net income and all other non-owner changes in equity.  Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments.  We report the unrealized gain on the investment in securities in our Condensed Consolidated Balance Sheets.  The table below details the changes during the nine months ended June 30, 2008 and 2007, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Item 1.  Financial Statements (Continued).

NOTE 6 -- COMPREHENSIVE INCOME (LOSS) (CONTINUED)

Nine months ended June 30, 2008

Accumulated other comprehensive loss at September 30, 2007	$(6,109)

Change in unrealized loss on securities held for sale	1,782

Accumulated other comprehensive loss at June 30, 2008	$(4,327)

Nine months ended June 30, 2007

Accumulated other comprehensive loss at September 30, 2006	$(10,577)

Change in unrealized loss on securities held for sale	(2,802)

Accumulated other comprehensive loss at June 30, 2007	$(13,379)

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 5, 2008, $100,000 was received from one of our officers in return for our issuance of 400,000 shares of common stock at $0.25 per share and 400,000 warrants to purchase shares of common stock at $0.40 per share. The shares and warrants were issued under the same terms and conditions as other participating investors. (see Note 5 – Stockholders’ Equity).

NOTE 8 – SUBSEQUENT EVENTS

Under our 2008 Stock Option Incentive Plan, our Board of Directors awarded stock options to four individuals on a total of 525,000 shares of common stock.  The option price is $0.30 per share to officers and directors and $0.25 per share to an employee.  The following table outlines the individual awards:

# of Option Shares	Option Type	Option Price per Share	Date Vested	Expiration Date
300,000	Directors	$ .30	July 1, 2008	July 1, 2013
50,000	Officers	$ .30	July 1, 2008	July 1, 2013
50,000	Officers	$ .30	July 1, 2009	July 1, 2013
50,000	Officers	$ .30	July 1, 2010	July 1, 2013
25,000	Employee	$ .25	July 1, 2008	July 1, 2013
25,000	Employee	$ .25	July 1, 2009	July 1, 2013
25,000	Employee	$ .25	July 1, 2010	July 1, 2013

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, our current assets were $1,004,163 and current liabilities were $34,693 and we had working capital of $969,470 compared to current assets of $658,142 at September 30, 2007 and current liabilities of $36,866 at September 30, 2007, resulting in working capital at September 30, 2007 of $621,276.  Our working capital increased $348,194, or about 56%.  This increase in working capital is primarily due to the sale of 2,400,000 shares of common stock totaling $600,000 and partially offset by a net loss for the nine months ended June 30, 2008 of $131,662.

Effective March 5, 2008, we sold 2,000,000 unregistered common shares of stock to an unaffiliated party and 400,000 shares of common stock to our president.  The price was $0.25 per share, which included warrants to buy an additional unregistered common share of stock for each share purchased.  The warrant exercise price is $0.40 per share and exercisable over two years.  The total funds we received for the sale was $600,000.  We plan to use these funds to re-complete some of our existing gas wells in Leavenworth County, Kansas and acquire additional gas wells and oil and gas leases in the Leavenworth County area.  Refer to our report on Form 8-K which was filed with the Securities and Exchange Commission on March 6, 2008.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 vs. 2007

Gas production increased from 13,067 MCF for the three month period ending June 30, 2007 to 15,629 MCF for the three month period ending June 30, 2008.  This increase of 2,562 MCF was a result of low sales through April, 2007 as we brought production back on line after installation of an additional control valve during the quarter ended March 31, 2007.  The price received for our natural gas increased from an average of $6.47 per MCF for the three months June 30, 2007 to an average of $8.85 per MCF for the three months ended June 30, 2008, a 37% increase.  Gas sales increased 96%, or $53,919, from $56,427 to $110,346 for the three months ended June 30, 2007 and 2008, respectively.  This increase is due to increased production in April and May, a 37% increase the gas price and the sale of 163 barrels of oil in the three months ended June 30, 2008.  Pipeline sales were $24,272 for the three months ended June 30, 2008 and $17,831 for the three months ended June 30, 2007, an increase of $6,441, or 36%.  This increase

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended June 30, 2008 vs. 2007 (Continued)

was due to the increased production and gas prices in the three months ended June 30, 2008.

Interest and other revenue decreased to $7,530 for the three months ended June 30, 2008 from $8,974 for the three months ended June 30, 2007. This decrease of $1,444 was due to the decrease in our cash invested in interest bearing accounts which resulted from our purchase of equipment and our net loss for nine months ended June 30, 2008.  Oil and gas operating costs increased $1,730, or 12% from $14,943 to $16,673 when comparing the three months ended June 30, 2007 to June 30, 2008.  This increase was primarily due to equipment repairs and severance taxes on the sale of oil.  Pipeline operating costs were $42,676 for the three months ended June 30, 2008 and $42,592 for the three months ended June 30, 2007, an increase of $84.

General and administrative expenses totaled $78,055 for the three months ended June 30, 2008, compared to $49,163 for the three-month period ended June 30, 2007.  This increase of $28,892, or 59%, in general and administrative costs was primarily due to the hiring of a Vice President of Operations and legal and reporting costs of the private placement completed in March, 2008 and the cost of our annual meeting held on June 27, 2008.

A net loss of $29,433 was recorded for the three months ended June 30, 2008 as compared to a net loss of $47,683 for the same period ended June 30, 2007.  This decreased loss of $18,250 was primarily the result of increased production and an increase in the prices we received for our natural gas.

Nine Months Ended June 30, 2008 vs. 2007

Gas production decreased from 39,009 MCF for the nine month period ending June 30, 2007 to 38,882 MCF for nine month period ending June 30, 2008, a decrease of 127 MCF.  The price received for our natural gas increased from an average of $5.77 per MCF for the nine months ended June 30, 2007 to an average of $7.49 per MCF for the nine months ended June 30, 2008, a 30% increase.  Oil and gas sales increased 55%, or $78,653, from $142,858 to $221,511 for the nine months ended June 30, 2007 and 2008, respectively.  This increase is due to the higher average price of gas and the sale of 321 barrels of oil.  Pipeline sales were $58,993 for the nine months ended June 30, 2008 and $56,744 for the nine months ended June 30, 2007, an increase of $2,249, or 4%.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS (CONTINUED).

Nine Months Ended June 30, 2008 vs. 2007

Interest and other revenue decreased to $21,549 for the nine months ended June 30, 2008 from $31,090 for the nine months ended June 30, 2007. This decrease of $9,541 was due to the decrease in our cash invested in interest bearing accounts.  Oil and gas operating costs decreased $8,169, or 16% from $50,845 to $42,676 when comparing the nine months ended June 30, 2007 to June 30, 2008.  This decrease was primarily due to reduced production while our sales compressor site was being moved. We believe that the new compressor site move and new upgraded equipment will enable us to have a more stable gas sales system with reduced operating expenses. Pipeline operating costs were $116,958 for the nine months ended June 30, 2008 and $152,328 for the nine months ended June 30, 2007, a decrease of $35,370, or 23% as a result of elimination of compressor rental costs and costs in this period in 2007 related to installing the new monitoring equipment and shut-off valve that were not incurred in 2008.

General and administrative expenses totaled $191,618 for the nine months ended June 30, 2008, compared to $168,931 for the nine-month period ended June 30, 2007.  The increase of $22,687, or 13%, in general and administrative costs was primarily due to legal and reporting costs associated with the private placement of Units, the costs of our annual meeting and the hiring of a Vice President of Operations.

A net loss of $131,662 was recorded for the nine months ended June 30, 2008 as compared to a net loss of $208,594 for the same period ended June 30, 2007.  This decreased loss of $76,932 was primarily the result of the increased selling price of natural gas and the elimination of compressor costs.

  CONTRACTUAL OBLIGATIONS

We have no contractual obligations as of June 30, 2008.

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

Oil and Gas Properties (Continued)

Unproved oil and gas properties represent undeveloped lease acreage held for development and are recorded at cost.  An impairment allowance for unproved properties is determined on a property-by-property basis under the accounting rules of SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                RISK

We do not believe we are subject to any material interest rate, exchange rate or commodity price market risks of the nature required to be described in this Item 3.

Item 4.   CONTROLS AND PROCEDURES
    SEE ITEM 4T.

Item 4T. CONTROLS AND PROCEDURES

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

MONUMENT RESOURCES, INC. AND SUBSIDIARY

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

See our annual report on Form 10-KSB for the fiscal year ended September 30, 2007 and the various risks described in Part I hereof.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

(a) We held an annual meeting of shareholders on June 27, 2008.
(b) The following directors were nominated and elected with the following votes:

	FOR	AGAINST	ABSTAIN

A.G. Foust	6,000,717	-0-	162,939
John J. Womack	6,000,717	-0-	162,939
James J. Benner	6,000,717	-0-	162,939

(a)	Three additional proposals were submitted to our shareholders:
(i)	proposal to increase our authorized common stock from 10 million to 500 million shares;
(ii)	proposal to approve our 2008 Stock Option Incentive Plan; and
(iii)	proposal to ratify Gordon, Hughes and Banks, LLP as our independent registered public accounting firm.

The results of voting on the proposals were as follows:

	FOR	AGAINST	ABSTAIN	BROKER
				NON-VOTES
Proposal (Increase Capital)	5,637,955	515,701	10,000	-0-
Proposal (Option Plan)	5,227,315	408,072	30,000	498,269
Proposal (Auditors)	6,153,656	-0-	10,000	-0-

All proposals were therefore approved by our shareholders.

ITEM 5.                      OTHER INFORMATION.

    None

ITEM 6.                      EXHIBITS

Exhibit 31.1--Certification of the Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1--Certification of the Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONUMENT RESOURCES, INC. (Registrant)

Date: August 12, 2008	By:	/s/ A.G. Foust
A.G. Foust, President (Chief Executive Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.