Form 10-K
period 2008-09-30
MONUMENT RESOURCES INC
filed 2008-12-18
CIK 818468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2008.

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ___          No      X

Indicate by check mark the if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.
Yes   ___          No      X

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes   X               No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	___
Accelerated filer	___
Non-accelerated filer	___
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).
Yes ___      No    X

The registrant had 7,719,000 shares of its common stock outstanding at December 8, 2008.  Of these shares 3,492,088 are held by non-affiliated persons and the aggregate market value of such shares based on the bid price of the registrant’s common stock on December 8, 2008 was approximately $558,734.

Documents incorporated by reference:  None.

PART I

ITEM 1.  BUSINESS.

This Report contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item, in Item 1A under “Risk Factors” and in Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

(c) Employees and Consultants.   We currently have four full-time employees, A.G. Foust, President, James J. Benner, Vice President Operations, Jeff D. Ogden, Kansas Gas Field Supervisor and a field assistant; and part-time office and accounting consultants.  We may hire additional personnel as required by our operations and may also engage the services of geological and engineering consultants from time to time to assist in our operations.

We own an interest in approximately 62 gas wells, a gas gathering system and related equipment in Leavenworth County, Kansas.  We continue to evaluate and recomplete our gas wells to determine their potential for additional productivity.  As of December 2008, our aggregate production capability is from 200 to 300 MCF of gas per day.  We expect the daily production capability to increase with the recompletion of additional wells.  We have been able to sell all our production during the winter months, but have been limited to from 150 to 250 MCF per day during the warmer months.  We also operate two workover rigs and related equipment which have allowed us to workover our wells on a timely basis.

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

Our product during the fiscal year ended September 30, 2008, was natural gas and crude oil.   Natural gas and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which producing wells are located.  In the fiscal year ended September 30, 2008, crude oil and natural gas sales accounted for $387,669, which was all of our revenues.

ITEM 1A.  RISK FACTORS

RISK FACTORS RELATED TO OUR COMPANY

Dependence upon one or a few major customers

In the fiscal year ended September 30, 2008, one company purchased 93% of our total oil and gas production. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from us might be replaced by another buyer.  However, as our current gas production is sold to one gas purchaser into a low pressure gas pipeline system, any gas sales to another purchaser would require significant investment to deliver our gas to a higher pressure gas pipeline system.

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

We are a small company with limited proved reserves and may not become profitable.

To date, we have undertaken limited exploration and development activities and we have only a modest volume of proved reserves on our producing properties.  We have incurred net losses to date and do not expect to generate profits in the short term.  To become profitable, we need to be successful in our acquisition, exploration, development, and production activities all of which are subject to many risks beyond our control.  Unless we sell sufficient volumes of gas to cover our expenses, we will not become profitable.  Even if we become profitable, we cannot assure you our profitability will be sustainable or increase on a periodic basis.

Exploration activities expose us to greater risks than are generally encountered in later-stage oil and gas property development businesses.

Some of our anticipated activity will involve drilling exploratory wells or reentry and workover activities on properties with small or no proved oil and gas reserves.  While all drilling (whether development or exploratory) involves risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of oil and gas.  The economic success of any project will depend on numerous factors, including, but not limited to, the ability to estimate the volumes of recoverable reserves relating to the project, rates of future production, future commodity prices, investment and operating costs, and possible environmental liabilities.  All of these factors may impact whether a project will generate cash flows sufficient to provide a suitable return on investment.  If we experience a series of failed drilling projects, our business, results of operations, and financial condition could be materially adversely affected.

Unless we generate sufficient revenue, we will require outside financing, which may not be available on favorable terms or at all.

Until we can fully finance our operations from our cash reserves and from revenues we generate, we may need to seek financing from other sources, whether by selling our capital stock, entering into debt finance arrangements, or otherwise, and may need to do so in the foreseeable future.  We cannot assure you we will be able to secure equity or debt financing on favorable terms or at all.  If we require but cannot secure outside financing, we could be forced to substantially curtail our operations or cease business altogether, which would result in a substantial reduction or elimination of the value of our then-outstanding equity.

Oil and gas reserves decline once a property becomes productive, and we will need to find new reserves to sustain revenue growth.

Even if we add gas reserves through our exploration activities, our reserves will decline as they are produced.  We will be constantly challenged to add new reserves through further exploration or further development of our existing or future properties.  There can be no assurance our exploration and development activities will be successful in adding new reserves.  If we fail to replace reserves, our level of production and cash flows will be adversely impacted.

Estimating our reserves, production and future net cash flow is difficult to do with any certainty.

Estimating quantities of proved oil and gas reserves is a complex process.  It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors, such as future commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs, and the assumed effect of governmental regulation.  There are numerous uncertainties about when a property may have proved reserves as compared to potential or probable reserves.  Actual results most likely will vary from our estimates.  Also, the use of a 10% discount factor for reporting purposes, as prescribed by the SEC, may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and gas industry in general is subject.  Any significant inaccuracies in these interpretations or assumptions or changes of conditions could result in a reduction of the quantities and net present value of our reserves.

Quantities of proved reserves are estimated based on economic conditions, including oil and gas prices in existence at the date of assessment.  Our reserves and future cash flows may be subject to revisions based upon changes in economic conditions, including oil and gas prices, as well as due to production results, results of future development, operating and development costs, and other factors.  Downward revisions of our reserves could have an adverse affect on our financial condition, operating results, and cash flows.

We depend on our current management team, the loss of any member of which could delay the further implementation of our business plan or cause business failure.  We do not carry key man life insurance and have not required employment or non-competition agreements.

We have recently expanded our management team and depend on the services of two management members to meet our business development objectives.  As a small company, we expect to encounter difficulty replacing either of them.  The loss of either person on our management team could materially adversely affect our business and operations.  We do not carry key person life insurance for either member of our management team.  We have not required that any officer or employee enter into an employment or non-competition agreement.

We may rely on independent experts and technical or operational service providers over whom we may have limited control.

We used independent contractors to assist us with technical assistance and services.  We also may rely upon the services of geologists, geophysicists, landmen, title attorneys, engineers, and other scientists to analyze our prospects to determine a method in which the prospects may be developed in a cost-effective manner.  Moreover, to the extent our wells hold commercial quantities of oil and gas, we need to rely on third-parties to purchase our production.  Our limited control over the activities and business practices of these providers, any inability on our part to maintain satisfactory commercial relationships with them or meet their quality standards materially and adversely affect our business, results of operations, and financial condition.

We do not always undertake a full title review of, or obtain title insurance on, our properties.

Consistent with industry practice, rather than incur the expense of a formal title examination on an oil or gas property to be placed under lease, we have relied on and plan to continue to rely on the judgment of oil or gas lease brokers or landmen who perform the field work in examining government records before placing a mineral interest under lease.  Although it is customary for an operator of a well to obtain a preliminary title review to ensure there are no obvious title deficiencies prior to the drilling of an oil or gas well, we do not always engage counsel to examine title until just prior to drilling a well.  This could result in our having to cure title defects which could affect marketability and increase costs.  Occasionally the title examination concludes a lease was purchased from someone other than the owner, in which case such lease would be worthless to us and prevent us from recovering our expenditures.

Our review of properties cannot assure all deficiencies or environmental risks may be identified or avoided.

Although we undertake reviews we believe are consistent with industry practice for our projects, these reviews are often limited in scope and may not reveal all existing or potential problems or permit us to become sufficiently familiar with the related properties to assess their deficiencies and capabilities.  Moreover, our inspections may not reveal all structural or environmental problems.  If a property deficiency or environmental problem cannot be satisfactorily remedied, we could lose our entire investment in that property.

Our properties may be subject to substantial impairment of their recorded value.

The accounting rules for our properties which have proven reserves require us to review periodically their carrying value for possible impairment.  If oil and gas prices decrease or if recoverable reserves on a property are revised downward, we may be required to record impairment write-downs, which would result in a negative impact to our financial position.  We also may be required to record impairment write-downs for properties lacking economic access to markets and must record impairment write-downs for leases as they expire, both of which could also negatively impact our financial position.

We have not and cannot fully insure against all risks related to our operations, which could result in substantially claims for which we are underinsured or uninsured.

We are not insured against all risks and have not attempted to insure fully against risks where coverage is prohibitively expensive.  Losses and liabilities arising from uninsured and underinsured events, which could arise from even non catastrophic accidents, could materially adversely affect our business, results of operations, and financial condition.  We do not carry business interruption insurance coverage.  Our exploration, drilling, and other activities are subject to risks such as:

•	fires and explosions;
•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas, or other pollution into the environment, including groundwater and shoreline contamination;
•	abnormally pressured formations;
•	mechanical failures of drilling equipment;
•	personal injuries and death, including insufficient worker compensation coverage for third-party contractors who provide drilling services; and
•	natural disasters, such as adverse weather conditions.

Operational impediments may hinder our access to oil and gas markets or delay our production.

The marketability of our production depends in part upon the availability, proximity, and capacity of pipelines, natural gas gathering systems, and oil collection and transportation facilities.

Any significant change in our arrangement with pipeline owners and oil and gas purchasers or other market factors affecting the overall infrastructure facilities servicing our properties could adversely impact our ability to deliver the oil and gas we produce to markets in an efficient manner or its price.  In some cases, we may be required to shut in wells, at least temporarily, for lack of a market because of the inadequacy or unavailability of oil and gas purchasers.  If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver our production to market.

Our competitors include larger, better financed, and more experienced companies.

The oil and gas industry is intensely competitive and, as a small company, we must compete against larger companies that may have greater financial and technical resources than us and substantially more experience in our industry.  These competitive advantages may better enable our competitors to sustain the impact of higher exploration and production costs, oil and gas price volatility, productivity variances among parties, overall industry cycles, and other factors related to our industry.  Their advantage may also negatively impact our ability to acquire prospective properties, develop reserves, attract and retain quality personnel, and raise capital.

Volatile oil and natural gas prices could adversely affect our financial condition and results of operations.

Our success will be largely dependent on oil and natural gas prices, which are volatile and have recently been at historically high levels and then precipitously dropped.  Any substantial or extended decline in the price of oil and natural gas will have a negative impact on our business operations and future revenues.  Moreover, oil and natural gas prices depend on factors that are outside of our control, such as:

•	weather conditions, including energy infrastructure disruptions resulting from those conditions;
•	changes in the global oil supply, demand and inventories;
•	changes in domestic natural gas supply, demand, and inventories;
•	the price and quantity of foreign imports of oil;
•	political conditions in or affecting other oil-producing countries;
•	general economic conditions in the United States and worldwide;
•	the interdependence of oil and natural gas energy trading companies;
•	the level of worldwide oil and natural gas exploration and production activity;
•	economic and energy infrastructure disruptions caused by actual or threatened acts of war, or terrorist activities particularly with respect to oil producers in the Middle East, Nigeria and Venezuela;
•	technological advances affecting energy consumption; and
•	the price and availability of alternative fuels.

Oil and gas prices may be impacted adversely by new taxes.

The federal, state, and local governments in which we operate impose taxes on the oil and gas products we plan to sell.  Recently, there has been a significant amount of discussion by legislators concerning a variety of energy tax proposals.  In addition, many states have raised state taxes on energy sources and additional increases may occur.  Some of these measures could have an adverse impact on oil and gas prices.

Conducting operations in the oil and gas industry subjects us to complex laws and regulations, including environmental regulations, that can have a material adverse effect on the cost, manner, or feasibility of doing business.

Parties who explore for and exploit, produce, and sell oil and gas in the United States are subject to extensive federal, state, and local laws and regulations, including complex tax laws and environmental laws and regulations, and are required to obtain various permits and approvals from federal, state, and local agencies.  If these permits are not issued or unfavorable restrictions or conditions are imposed on our drilling activities, we may not be able to conduct our operations as planned.  Alternatively, failure to comply with these laws and regulations, including the requirements of obtaining any permits, may result in the suspension or termination of our operations and subject us to administrative, civil, and criminal penalties.  Compliance costs can be significant.  Further, these laws and regulations could change in ways that substantially increase our costs and associated liabilities.  We cannot be certain existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulation will not harm our business, results of operations and financial condition.  For example, matters subject to regulation and the types of permits required include:

•	water discharge and disposal permits for drilling operations;
•	drilling permits;
•	reclamation;
•	spacing of wells;
•	occupational safety and health;
•	air quality, noise levels, and related permits;
•	rights-of-way and easements;
•	calculation and payment of royalties;
•	gathering, transportation, and marketing of oil and gas;

•	taxation; and
•	waste disposal.

Under these laws and regulations, we could be liable for:

•	personal injuries;
•	property damage;
•	oil spills;
•	discharge of hazardous materials;
•	remediation and clean-up costs;
•	fines and penalties; and
•	natural resource damages.

Risks Related to Our Common Stock

Our directors and executive officers and their affiliates beneficially own a significant percentage of our common stock.

Collectively, our directors and executive officers and their affiliates beneficially own 51% of our outstanding voting common stock assuming no exercise of outstanding warrants or options.  As a result, they are able to substantially influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a recapitalization or other fundamental corporate actions.  This concentration of ownership may have the effect of delaying or preventing a change in control, which may be to the benefit of our directors and executive officers but not in the best interests of our other shareholders.  The concentration of ownership will significantly reduce the capacity of our shareholders who are not officers or directors to change the Board of Directors if they are dissatisfied or disagree with the Board’s oversight of management or determination of business policy, or the decisions of officers who are appointed by the Board.  This lack of control by shareholders who do not constitute officers or directors could cause shareholders to lose all or part of their investment in us.

Provisions in our Articles of Incorporation, our bylaws and Colorado law may make it more difficult to effect a change in control, which could adversely affect the value of our common stock.

Provisions of our Articles of Incorporation, our bylaws, and Colorado law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.  We may issue shares of preferred stock in the future without shareholder approval and upon such terms as our Board of Directors may determine.  Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock and potentially prevent the payment of a premium to our shareholders in an acquisition.

We have not paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We anticipate we will retain all future earnings and other cash resources for the operation and development of our business.  Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.  Payment of future cash dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.

Limited marketability.

Although our common stock is listed on the Over-the-Counter Bulletin Board, it is only thinly and sporadically traded.  Our shares are also considered to be a “penny stock” which further limits trading interest and requires brokers to undertake special procedures when purchasing or selling our shares.  Most large brokerage firms will not make a market in penny stocks, nor will they publish analytical coverage or investment recommendations on smaller companies such as ours.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

         None

ITEM 2.    PROPERTIES.

During the years ended September 30, 2008 and September 30, 2007, we had interests in an oil and gas project.

The following subsections set forth information concerning this project.

OIL AND GAS PROPERTIES

Kansas Gas Project - Leavenworth County, Kansas

We acquired our original interest in this property in April 1996, and acquired additional interests in the area in September 1997, November 2002, January 2003 and August 2006.  The project consists of approximately 4,500 acres of oil and gas leases with rights-of-way and approximately 62 gas wells, over 30 miles of a gas gathering and pipeline system, and necessary equipment and facilities to produce and market the gas production.  Currently, several of these wells are capable of producing an aggregate of from 200 to 300 MCF per day.  During the past four years we have conducted a recompletion program on a number of the wells, which maintained the production at its current level.  We believe a continued modest recompletion program will maintain production.  However, a more aggressive recompletion effort could increase production.  We are currently evaluating the potential of additional zones that may add to the project’s reserves and productivity.   In addition, we are evaluating the acquisition of additional wells and property in the area to enhance the project’s future potential.  We are in the process of testing our most promising  wells to determine their productive capacity and workover potential.  Additionally. we have engaged an independent oil and gas consulting firm to conduct a geologic study on and around our properties.  Depending on the results of the geologic study we may expand our property holdings in the area and accelerate our development activities.

PRODUCTION INFORMATION

NET PRODUCTION, AVERAGE SALES PRICE, AND AVERAGE PRODUCTION COSTS

The table below sets forth our net quantities of oil and gas production for the fiscal years ended September 30, 2008 and 2007 and the average sales prices, average production costs, and direct lifting costs per unit of production.

	Year Ended September 30,
Net Production	2008	2007

Oil (BBLS)	270	133
Gas (MCF)	45,239	43,487
Average Sales Prices

Oil (per BBL)	$97.07	$62.55
	$6.19	$4.15

Average Production Cost

Per equivalent* MCF of gas	$2.84	$2.17

Average Lifting Costs

Per equivalent* MCF of gas	$2.38	$1.79

Production costs include all expenses, depreciation, depletion, and amortization, lease operating expenses and all associated taxes. Direct lifting costs do not include impairment expense, or depreciation, depletion and amortization.

*Equivalency assumes that one-barrel of oil equals 6 MCF of gas.

RESERVE INFORMATION

OIL AND GAS RESERVES

Oil and gas reserves for our properties have been evaluated as of September 30, 2008 and 2007 by Dr. H.I. Bilgesu, P.E.

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

ESTIMATED PROVED RESERVES

The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended September 30, 2008 and 2007.  See Note 10 to the Consolidated Financial Statements for required Securities and Exchange Commission disclosure.

Proved Reserves
Gas (MMCF)
Estimated quantity, October 1, 2006	1,880
Revisions of previous estimates	(372)
Production	(51)

Estimated quantity, September 30, 2007	1,457

Revision of previous estimates	406
Production	(45)

Estimated quantity, September 30, 2008	1,818

	Developed	Undeveloped	Total
Gas (MMCF)
September 30, 2008	555	1,263	1,818
September 30, 2007	392	1,065	1457

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a shareholder vote during the fourth quarter of our fiscal year ended
September 30, 2008.

PART II

 ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)
Market Information.  Our common stock was traded on the over-the-counter market until November 1992, and has been quoted only sporadically since November 1992.  Our common stock is currently quoted on the OTC Bulletin Board under the symbol “MNMN” and the quote as of December 8, 2008 was $0.16 bid and $0.20 ask.  The following sets forth the high and low bid prices for our common stock as quoted on the OTC Bulletin Board for the periods indicated.   Trading volume is minimal and sporadic.

	Bid Price
	Low	High
Quarter
October 1 to December 31, 2006	$0.26	$0.40
January 1 to March 31, 2007	0.20	0.36
April 1 to June 30, 2007	0.20	0.30
July 1 to September 30, 2007	0.18	0.26

October 1 to December 31, 2007	0.10	0.19
January 1 to March 31, 2008	0.10	0.19
April 1 to June 30, 2008	0.19	0.42
July 1 to September 30, 2008	0.20	0.30

(b)	Holders. The estimated number of record and beneficial owners of our common stock at November 10, 2008 was approximately 125.

(c)
Dividends.  Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors.  No dividends have been paid with respect to our common stock and no dividends are anticipated to be paid in the foreseeable future.

(d)	Securities. We have no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities.

Under a Unit Purchase Agreement dated March 5, 2008, we sold 2,400,000 Units, each Unit consisting of one share of common stock and one common stock purchase warrant, at $0.25 per Unit, for a total of $600,000 in proceeds, including 400,000 Units to one of our officers.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.40 per share through March 4, 2010.  The shares of common stock and the shares underlying the warrants contain certain registration rights.

Repurchases.

We made no repurchases of our securities during any month within the fourth quarter covered by this report as required to be disclosed by Item 703 of Regulation S-K.

ITEM 6.   SELECTED FINANCIAL DATA.

Not required.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

September 30, 2008 Compared to September 30, 2007.

Revenues from oil, gas and pipeline sales increased for the twelve months ended September 30, 2008, from $264,380 in 2007 to $387,669 in 2008, a 47% increase.  Oil and gas sales increased $117,275, or 62%, from $189,008 in 2007 to $306,283 in 2008 which is the result of an increase in the average gross price received from pipeline sales for fiscal 2007 of approximately $5.62 per MCF compared to $7.69 per MCF received in fiscal 2008, an increase of 37% and an increase in the gross amount of gas sold from 51,380 MCF in 2007 to 53,761 MCF in 2008, an increase of 5%.   Pipeline gas sales increased $6,014 from $75,372 in 2007 to $81,386 in 2008, or an increase of 8% as a result of increased production as described.  Interest income and other income decreased $5,745 from $40,726 in 2007 to $34,981 in 2008, a decrease of 14%, due to the sale of investments to support production shut down and the cost of installing a new compressor and its new site in fiscal 2008, recompletion of three wells and remedial work on nine other wells in 2008 and lower interest rates.

Oil and gas and pipeline operating costs decreased $10,959, or 4%, from $287,034 in 2007 to $276,075 in 2008.  The decrease is primarily due to the reduced costs associated with the installation of the new compressor complex.  The oil and gas and pipeline operating costs expressed as a percent of oil and gas and pipeline income decreased from 109% to 71% for the years ended September 30, 2007 and 2008, respectively.  This decrease was mainly the result of increased revenue from increased average price and reduction of costs from the installation of the new compressor complex.  Depreciation, depletion and amortization increased between the two years presented from $82,669 in 2007 to $117,600 in 2008.  This $34,931 increase, or 42%, is primarily due to the depreciation of capital costs associated with the purchase and installment of a new compressor complex, purchase of a workover rig and recompletion of three wells.

              General and administration expenses increased by $67,875, or 29%, from the year ended September 30, 2007 to 2008.  The increase was primarily due to salary and payroll taxes for James J. Benner, the new Vice President of Operations of approximately $13,000, the stock based compensation expense of approximately $47,000 and an increase in legal and corporate report expense of approximately $13,000.

Net loss decreased $25,697 from $(294,714) in 2007 to $(269,017) in 2008 which can be attributed to the increased revenue and decreased pipeline operating expense from installation of the new compressor complex.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had a total of $204,613 in cash and $857,717 in working capital compared to $213,808 in cash and working capital of $621,276 at September 30, 2007.  This represents a decrease of $9,195 in cash and an increase of $236,441 in working capital.  The increase in working capital during the 12 months ended September 30, 2008 was primarily the result of proceeds from the sale of common stock and common stock purchase warrants under the Unit Purchase Agreement dated March 5, 2008.

At the present time, our primary source of cash for operations and exploration is our current working capital, cash flow from operations, and cash from the sale of investments and assets.  Based upon our current status and plans, approximately $400,000 will be needed from current working capital in fiscal 2009 to fund necessary development on our properties.

CONTRACTUAL OBLIGATIONS

We had no contractual or other obligations that will require use of our working capital resources as of September 30, 2008.

We maintain office space in Denver, Colorado.  The office consists of approximately 1,088 square feet.  We have a month-to-month lease at a rate of $1,038 per month.  Rent expense for each of the years ended September 30, 2008 and 2007 was $12,456.

 FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In evaluating our business, readers of this report should carefully consider the following factors in addition to the other information presented in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.  As noted elsewhere herein, the future conduct of our business and discussions of possible future activities is dependent upon a number of factors, and there can be no assurance that we will be able to conduct our operations as contemplated herein.  These risks include, but are not limited to:

•	The fact that we are reliant on a single gas purchaser under an agreement that requires us to maintain certain quality standards.

•	The possibility that our gas transmission facilities and equipment may experience mechanical difficulties and breakdowns substantially curtailing our gas deliverability.

•	Severe weather conditions are typical in our area of operations and may cause interruptions of our ability to produce and/or deliver gas to our purchaser.

•	Our limited financial resources may impede our ability to maintain gas deliveries at current levels and our ability to increase such levels.

•	The possibility that the described operations, reserves, or development, re-completion or production activities will not be completed, continued or realized on economic terms, if at all.

•	The development and production of oil and gas are enterprises attendant with high risk, including the risk of fluctuating prices for oil and natural gas.

•	Not developing adequate reserves despite expending large sums of money.

•	Test results and reserve estimates may not be accurate.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

The Reports of our Independent Registered Public Accounting Firm appearing at Page F-1 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at Pages F-3 through F-25 hereof are incorporated herein by reference.

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 13, 2008, we were advised that Gordon, Hughes & Banks, LLP (“GH&B”) resigned as our independent registered public accounting firm.  GH&B recently entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of GH&B and certain of the professional staff and shareholders of GH&B joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly.  Concurrent with the resignation of GH&B, we, through and with the approval of our Board of Directors, engaged Eide Bailly as our independent registered public accounting firm.

      The reports of GH&B for the fiscal years ended September 30, 2006 and 2007 and any subsequent interim period did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as uncertainty, audit scope or accounting principles.

In addition, during the two fiscal years and any subsequent interim period mentioned above, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

(a)           Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, at September 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that our disclosure controls and procedures are effective.

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

(b)           Internal Control Over Financial Reporting.

Our management is also responsible for establishing internal control over financial reporting (“ICFR”) as defined in Rules 13a-I5(f) and 15(d)-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:
(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation  of financial statements in accordance with generally accepted accounting principles, and that  our receipts and expenditures are being made only in accordance with  authorizations of management and our directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of  September 30, 2008, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

ITEM 10.   OTHER INFORMATION.

There is no information required to be reported under this Item.

PART III

 ITEM 11.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNENCE

 Our Directors and Officers are as follows:

Name	Age	Position	Served as a Director Since

A.G. Foust	65	President and a Director	October 1, 1984

James J. Benner	60	Vice President of Operations and a director	April 1, 2008

John J. Womack	88	Director	June 20, 1986

Our Directors will hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.  Our Officers, who are appointed at the annual meeting of the Board of Directors, hold office until their successors are chosen and qualified, or until their death, resignation or removal.  Because of the small size of our Board of Directors we presently have no audit, nominating or executive committees.  The Board of Directors as a whole performs these functions.  Since we have no audit committee, we have not designated a financial expert.

The business experience and principal occupations of each of our Directors and Officers for at least the past five years are as follows:

A.G. Foust has been our President since May 1, 1995, and he has been a Director since our inception.  Mr. Foust has over 40 years of experience in the natural resources industry. He served as our President since its inception in 1984 until September 1993 and again from May, 1995 to present.  From June of 1984 to June of 1986, he was employed as a licensed registered representative and Vice President of Corporate Finance of B. J. Leonard & Company, Inc., a brokerage firm located in Denver, Colorado.  From January 1976 to May 1984, he was President and Director of Minerals Engineering Company, a corporation with a class of equity securities then registered under the Securities Exchange Act of 1934.  From April 1972 through January 1976, he served as Assistant Vice President and Loan Officer of the First National Bank of Denver.  His responsibilities as a loan officer included providing financial services for natural resource and mining companies.  From November 1969 to April 1972, he was operations manager at Chorney Oil Company, a privately owned oil and gas exploration and production Company, and was responsible for all drilling completions, production and engineering.  From 1968 through 1969, he served as a consulting engineer associated with Minerals Management, Inc., Casper, Wyoming.  From April 1968 through November 1968, he served as District Engineer of Consolidated Oil and Gas, Inc., operating out of Denver, Colorado.  From June 1964 through April 1968, Mr. Foust was employed as a chemical engineer with Shell Oil Company, designing and supervising production of water and chemical flood installations.  Mr. Foust has a Bachelor of Science degree in Chemical Engineering from Montana State University.

James J. Benner, who was elected to fill a vacancy on our Board of Directors on March 5, 2008, was elected as our Vice President of Operations and Corporate Secretary on March 31, 2008.  From 1983 to 2001, Mr. Benner was an employee and later General Manager and President of North American Resources Company, an oil and gas subsidiary of Montana Power Company.  From 2001 to 2002 he was Vice President of Operations of Pan Canadian Oil Company, a large independent oil and gas producer.  From 2002 to 2003 he was Vice President of ENCANA Corporation, another large independent oil and gas producer with worldwide operations.  From 2003 until joining us in 2008, he was involved in a number of charitable and personal business activities.  Mr. Benner has a B.S. degree in Petroleum Engineering from Montana College of Mineral Science and Technology which he received in 1971.

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

No family relationship exists between or among any of the persons named above None of our Directors are directors of any other company having a class of equity securities registered under the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. All persons whose activities are material to our operations have been described herein.

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

Code of Ethics

We have two principal officers and we adopted a Code of Ethics during our 2008 fiscal year.

ITEM 12.   EXECUTIVE COMPENSATION.

The following table sets forth information regarding executive compensation for our President and Chief Executive Officer and Vice President of Operations.  No executive officer received compensation in excess of $100,000 for either of the years ended September 30, 2008 or 2007.

SUMMARY COMPENSATION TABLE

Long Term Compensation
	Annual Compensation				Awards		Payouts
					Restricted	Options/
Name and Principal				Other Annual	Stock	SARs	LTIP	All Other
Position	Fiscal Year	Salary	Bonus	Compensation	Award(s)	(Number)	Payouts	Compensation

A.G. Foust, President and Chief Executive Officer	2008 2007	$60,000 $60,000	-0- -0-	-0- -0-	-0- -0-	175,000 -0-	-0- -0-	-0- -0-

James J. Benner Vice President of Operations	2008 2007	$12,000 -0-	-0- -0-	-0- -0-	-0- -0-	175,000 -0-	-0- -0-	-0- -0-

At the present time, we have no retirement, pension or profit sharing programs for the benefit of our employees.  However, in our discretion, we may adopt one or more of such programs in the future.  Under our 2008 Stock Option Incentive Plan, our Board of Directors awarded stock options to three officers and directors for a total of 450,000 shares of common stock.  Shares granted to our officers or directors during the fiscal year ended September 30, 2008 are described in the table below.  Refer to Note 4 to the Consolidated Financial Statements for status of current outstanding stock options.

AGGREGATED FISCAL YEAR END
OPTION/SAR VALUES

Name (a)	Shares Acquired On Exercise (#) (b)	Value Realized ($) (c)	Number of Unexercised Securities Underlying Options/SARs At FY-End (#) Exercisable/Unexercisable (d)	Value of Unexercised Options/SARs at FY-End ($) Exercisable/Unexercisable (c)
A.G. Foust	-0-	-0-	125,000/50,000	$4,918/$3,689
James J. Benner	-0-	-0-	125,000/50,000	$4,918/$3,689
John J. Womack	-0-	-0-	100,000/-0-	$8,809/-0-

 ITEM 13.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 8, 2008, the number and percentage of shares of our no par value Common Stock (our only class of voting securities), owned beneficially by each Officer and Director, each person known by us to own more than five percent of our common stock, and all Directors and Officers as a group:

	Common Stock
	Beneficially Owned (1)
Name and Address of Beneficial Owner	Number	Percent

Directors and Executive Officers

A.G. Foust	2,269,412(2)(3)	27.5%
2050 South Oneida Street, Suite 106
Denver, Colorado 80224

James J. Benner	4,125,000(4)(5)	34.8%
2050 South Oneida Street, Suite 106
Denver, Colorado 80224

John J. Womack	300,000	2.6%
208 E. Bannack
Dillon, Montana 59725

5% Shareholders

MNB Energy, LLC	4,000,000(4)	34.8%
1521 Oxbow Drive, Suite 210
Montrose, Colorado 81401

All Officers and Directors as a	6,694,412	66.5%
Group (3 Persons)
______________________

(1)
The percentages shown are calculated based upon 7,719,000 shares of common stock outstanding on December 8, 2008.  The numbers and percentages shown include the shares of common stock actually owned as of December 8, 2008 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date.  In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of December 8, 2008 upon the exercise of warrants or options are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(2)
Includes presently exercisable warrants to purchase 400,000 shares of common stock at $0.40 per share until March 4, 2010 and 125,000 presently exercisable options having an exercise price of $0.30 per share expiring July 1, 2013.

(3)	Does not include 182,500 shares of common stock held by his wife; Mr. Foust disclaims beneficial ownership of these shares.
(4)
Includes presently exercisable warrants to purchase 2,000,000 shares of common stock at $0.40 per share until March 4, 2010.  The shares and warrants are owned by MNB Energy, LLC (“MNB”).  Mr. Benner holds a 10% membership interest in MNB, is identified in SEC filings as an affiliate thereof and therefore may be deemed to be a beneficial owner of the shares and warrants held by MNB.

(5)	Also includes 125,000 presently exercisable options having an exercise price of $0.30 per share expiring July 1, 2013.

Except as set forth above, each person has sole investment and voting power over the shares stated as beneficially owned.  We are unaware of any arrangements, including a pledge of securities, that could result in a change in our control.

 ITEM 14.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There were no transactions between or among us and any of our Officers or Directors during the fiscal year ended September 30, 2008 except as described under Item 13 above in connection with the sale of shares and warrants to two of our Officers and Directors under the Unit Purchase Agreement.  John J. Womack, one of our three Directors, is independent in that he is a non-management Director.

PART IV

ITEM 15.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

•	Audit Fees.

Our principal accountant, Gordon, Hughes and Banks, LLP billed us aggregate fees in the amount of approximately $28,362 and $23,930 during the fiscal years ended September 30, 2008 and 2007, respectively.  These amounts were billed for professional services that Gordon Hughes & Banks LLP provided for the audit of our annual financial statements, review of the financial statements included in our reports on Form 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.  In October, 2008, Gordon, Hughes and Banks LLP was purchased by Eide Bailly LLP.  Eide Bailly LLP did not bill us any fees during the fiscal years ended 2008 and 2007.

•	Audit-Related Fees.

Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $-0- during the fiscal years ended September 30, 2008 and 2007 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.  In October, 2008, Gordon, Hughes and Banks LLP was purchased by Eide Bailly LLP.  Eide Bailly LLP did not bill us any fees during the fiscal years ended 2008 and 2007.

•	Tax Fees

Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $2,565 and $2,625 during the fiscal years ended September 30, 2008 and 2007, respectively, for tax compliance services.  In October, 2008, Gordon, Hughes and Banks LLP was purchased by Eide Bailly LLP.  Eide Bailly LLP did not bill us any fees during the fiscal years ended 2008 and 2007.

•	All Other Fees

Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $-0- for the fiscal year ended September 30, 2008 for other fees.  In October, 2008, Gordon, Hughes and Banks LLP was purchased by Eide Bailly LLP.  Eide Bailly LLP did not bill us any fees during the fiscal years ended 2008 and 2007.

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

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Percentage of total fees paid to Gordon, Hughes & Banks, LLP
	Fiscal Year 2008	Fiscal Year 2007
Audit fees	91%	90%
Audit-related fees	-0-%	-0-%
Tax fees	9%	10%
All other fees	-0-%	-0-%

 ITEM 16.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBITS.	DESCRIPTION

Exhibit No. 31.1	Certification of the Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32.1	Certification of the Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS

TITLE	PAGE

Reports of Independent Registered Public Accounting Firms	F-1 to F-2

Consolidated Balance Sheets as of
September 30, 2008 and 2007	F-3 to F-4

Consolidated Statements of Operations
for the Years Ended September 30, 2008 and 2007	F-5

Consolidated Statements of Stockholders’ Equity and
Comprehensive Income for the
Years Ended September 30, 2008 and 2007	F-6

Consolidated Statements of Cash Flows
for the Years Ended September 30, 2008 and 2007	F-7

Notes to Consolidated Financial Statements	F-8 to F-24

Report of Independent Registered Public Accounting Firm

Board of Directors
Monument Resources, Inc. and Subsidiary
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Monument Resources, Inc. and Subsidiary (the “Company”) as of September 30, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monument Resources, Inc. and Subsidiary as of September 30, 2008, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Eide Bailly LLP
Greenwood Village, Colorado
December 16, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Monument Resources, Inc. and Subsidiary
Denver, Colorado

We have audited the consolidated balance sheet of Monument Resources, Inc. and Subsidiary (the “Company”) as of September 30, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monument Resources, Inc. and Subsidiary as of September 30, 2007, and the consolidated results of their operations and cash flows for the year ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks, LLP
Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
November 16, 2007

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND 2007

ASSETS

	2008	2007
Current assets:
Cash and cash equivalents	$204,613	$213,808
Investment in marketable securities (Note 3)	666,949	394,725
Accounts receivable	45,471	32,316
Prepaid and other	4,829	17,293
Total current assets	921,862	658,142

Proved oil and gas properties, successful efforts
method, net of accumulated depletion (Note 10)	667,150	653,790
Property, equipment and pipeline
Gas pipeline, net of accumulated
depreciation (Note 5)	182,105	225,799
Property and equipment, net of accumulated
depreciation (Note 5)	478,731	317,945
Net property, equipment and pipeline	660,836	543,744

Total assets	$2,249,848	$1,855,676

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND 2007 (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2008	2007
Current liabilities:
Accounts payable and accrued expenses	$64,145	$36,866

Asset retirement obligation (Note 13)	103,343	113,185

Total liabilities	167,488	150,051

Commitments and contingencies (Note 11)

Stockholders' equity (Notes 3, 4 and 6):
Preferred stock, no par value, authorized
1,000,000 shares; none issued	-	-
Common stock, no par value, authorized
500,000,000 and 10,000,000 shares September 30, 2008
and 2007, respectively; 7,719,000 and 5,319,00	3,938,149	3,290,518
issued and outstanding at September 30, 2008 and
and September 30, 2007, respectively
Accumulated (deficit)	(1,847,801)	(1,578,784)
Unrealized gain (loss) on investment
in securities (Note 3)	(7,988)	(6,109)
Total stockholders' equity	2,082,360	1,705,625

Total liabilities and stockholders' equity	$2,249,848	$1,855,676

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Revenues:
Oil and gas sales	$306,283	$189,008
Pipeline gas sales	81,386	75,372
Total revenues	387,669	264,380

Expenses:
Oil and gas operating expense	111,443	79,150
Pipeline operating expense	164,632	207,884
Depreciation and depletion	117,600	82,669
General and administrative	297,992	230,117
Total expenses	691,667	599,820
Operating loss	(303,998)	(335,440)

Other income expense
Realized (loss) on the sale of investments (Note 3)	-	(226)
Interest and other income	34,981	40,952

Net loss	$(269,017)	$(294,714)

Net loss per common share, basic and diluted	$(0.04)	$(0.06)

Basic and diluted weighted average number of shares outstanding	6,696,049	5,319,000

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	Common Shares	No Par Value Stock Amount	Accumulated (Deficit)	Accumulated Comprehensive Income (Loss)	Total	Comprehensive Income
Balances, October 1, 2006	5,319,000	$3,290,518	$(1,284,070)	$(10,577)	$1,995,871

Net income (loss)	-	-	(294,714)	-	(294,714)	$(294,714)

Comprehensive income
Change in unrealized (loss) on
securities held for sale (Note 3)	-	-	-	4,468	4,468	4,468

						$(290,246)

Balances, September 30, 2007	5,319,000	3,290,518	(1,578,784)	(6,109)	1,705,625

Net (loss)	-	-	(269,017)	-	(269,017)	$(269,017)

Comprehensive income
Change in unrealized loss on
securities held for sale (Note 3)	-	-	-	(1,879)	(1,879)	(1,879)

						$(270,896)
Stock based compensation (Note 4)	-	47,631	-	-	47,631

Common shares issued under the
Unit Purchase Agreement dated
March 5, 2008	2,400,000	600,000	-	-	600,000

Balances, September 30, 2008	7,719,000	$3,938,149	$(1,847,801)	$(7,988)	$2,082,360

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net (loss)	$(269,017)	$(294,714)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and depletion	117,600	82,669
Loss on sale of assets	-	226
Stock based compensation expense (Note 4)	47,631	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13,155)	4,313
Decrease in prepaid and other	12,464	1,643
Increase (decrease) in accounts payable	27,279	(24,963)

Net cash flows (used by) operating activities	(77,198)	(230,826)

Cash flows from investing activities:
Purchase of oilfield equipment	(195,660)	(161,859)
Purchase of oil and gas equipment and well workovers	(53,345)	(36,934)
Purchase of property and equipment	(8,889)	(95,436)
Proceeds from sale of marketable securities	225,897	719,675
Purchase of marketable securities	(500,000)	(700,000)

Net cash flows (used by) investing activities	(531,997)	(274,554)

Cash flows from financing activities:
Proceeds from sale of common stock in private placement:	600,000	-

Net cash flows provided by financing activities	600,000	-

Net (decrease) in cash and cash equivalents	(9,195)	(505,380)

Cash and cash equivalents:
Beginning of period	213,808	719,188

End of period	204,613	213,808

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Change in unrealized (loss) on
securities available for sale	$(1,879)	$(4,468)
Change in asset retirement obligation, net	$18,331	$(32,238)

See accompanying summary of accounting policies
and notes to consolidated financial statements.

MONUMENT RESOURCES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MINERAL PROPERTIES

Acquisition costs for proved and unproved properties are capitalized when incurred.  Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties are expensed.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.  Proved and unproved mining properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized.  There was no impairment for the years ended September 30, 2008 or 2007 as we held no material mineral properties as of these dates.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

OIL AND GAS PROPERTIES

We follow the successful efforts method of accounting for our oil and gas activities.  Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized.  Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred.  Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves.  Unproved properties are assessed at least annually for possible impairment due to unrecoverability of costs invested under the rules of Statement of Financial Accounting Standards (“SFAS”) No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”.  Proved properties are assessed at least annually under the accounting rules of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

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

We adopted FASB Interpretation No 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” on October 1, 2008.  FIN 48 requires that amounts recognized in the Balance Sheet related to uncertain tax positions be classified as a current or non-concurrent liability based upon the expected timing of the payment to a taxing authority.  We had no uncertain tax positions as of September 30, 2008.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

INVESTMENT IN SECURITIES

We follow SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” in accounting for its security investments.  In accordance with SFAS No. 115, our investment in securities has been classified as available-for-sale because they are being held for an indefinite period of time.  Under the available-for-sale classification, the securities are recorded as an asset at current market value on the balance sheet with an equal amount representing unrealized gains and losses recorded as a component of stockholders’ equity.  The current market value is derived from published newspaper quotations.  At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

ALLOWANCE FOR BAD DEBTS

Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. As of September 30, 2008 and 2007, based on information available, management considers accounts receivable to be fully collectible as recorded, accordingly, no allowance for doubtful accounts is recorded.

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

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

EARNINGS PER SHARE

We have adopted SFAS No. 128, “Earnings Per Share”.  SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share.  The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.

We had net losses of $269,017 and $294,714 for the years ended September 30, 2008 and 2007, respectively.  Therefore, in accordance with SFAS No. 128, the effects of our currently outstanding stock options would be anti-dilutive, and they are not included in the diluted earnings per share calculation.

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

ASSET RETIREMENT OBLIGATIONS

We have adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  See Note 13.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”, which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The effective date of SFAS No. 163 is for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We anticipate SFAS No. 163 will not have a material impact on our financial statements.

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

NOTE 3 – INVESTMENT IN SECURITIES

Our investment in debt securities consists of various U.S. government agency securities.  We consider these securities to be currently available-for-sale and have no timetable for sale or redemption.  Nevertheless, we do not expect to hold the securities to maturity. During fiscal 2007, we sold securities for a net loss on sale of $226 and there were no gains or losses on sale of securities in 2008.

Investments in securities are summarized as follows at September 30, 2008:

	Unrealized (Loss)	Fair Value
Available-for-sale securities
Debt securities (maturing 3 to 14 years)	$(7,988)	$666,949

Investments in securities are summarized as follows at September 30, 2007:

	Unrealized (Loss)	Fair Value
Available-for-sale securities
Debt securities (maturing 3 to 14 years)	$(6,109)	$394,725

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 4 – STOCK OPTION PLAN

We have adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards.  We recognize the fair value of stock-based compensation awards in pipeline operating expense and general and administrative expense in the consolidated statement of operations.

On June 27, 2008, our board of directors approved the Monument Resources, Inc. 2008 Stock Option Incentive Plan (the “Plan”). On June 27, 2008, our shareholders, at our annual meeting, approved the Plan, and awarded stock options to four individuals a total of 525,000 shares of common stock. The option price is $0.30 per share to officers and directors and $0.25 per share to an employee. The following table outlines the individual awards:

# of Option Shares	Option Type	Option price per share	Date Vested	Expiration Date
300,000	Directors	$0.30	July 1, 2008	July 1, 2013
50,000	Officers	$0.30	July 1, 2008	July 1, 2013
50,000	Officers	$0.30	July 1, 2009	July 1, 2013
50,000	Officers	$0.30	July 1, 2010	July 1, 2013
25,000	Employee	$0.25	July 1, 2008	July 1, 2013
25,000	Employee	$0.25	July 1, 2009	July 1, 2013
25,000	Employee	$0.25	July 1, 2010	July 1, 2013

Stock options issued as of September 30, 2008 are summarized as follows:

	2008		2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding at beginning of year	-	$-	-	$-
Granted	525,000	$0.29	-	$-
Exercised	-	$-	-	$-
Forfeited / Cancelled	-	$-	-	$-

Outstanding at end of year	525,000	$0.29	-	$-

Exercisable at end of year	375,000	$0.29	-	$-

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The following table summarizes information about options outstanding at September 30, 2008:

Exercise prices	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Number Exercisable as of September 30, 2008

$0.25 to $0.30	525,000	$ 0.29	5	375,000

The exercise period for the options granted is five years from the date of the grant and have various vesting requirements. The fair value of options was estimated as of September 30, 2008, using the Black-Scholes option-pricing model at $0.11743 for 300,000 shares and $0.12578 for 150,000 shares for officers and directors and $0.13932 for employees. The assumptions used in the Black-Scholes option-pricing model are as follows: dividend yield of 0%; expected volatility of 84.82%; risk-free interest rate of 2.9%, and expected term using the plain vanilla method of 2.5 and 3 years.

There were no options granted or outstanding as of September 30, 2007.

NOTE 5 – PROPERTY, EQUIPMENT AND PIPELINE

The following is a summary of property and equipment at cost, less accumulated depreciation:

	2008	2007
Land	$107,691	$107,691
Equipment	576,482	371,931
Total	684,173	479,622

Less: accumulated depreciation	(205,442)	(161,677)

Net property and equipment	478,731	317,945

Pipeline	448,857	448,857

Less: accumulated depreciation	(266,752)	(223,058)

Net pipeline	182,105	225,799

Net property, plant, equipment and pipeline	$660,836	$543,744

Depreciation expense charged to operations was $84,448 and $59,170 in fiscal 2008 and 2007, respectively.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The useful lives of property and equipment for purposes of computing depreciation are as follows:

Machinery and Equipment	3 – 7 years

Pipeline	Useful life of related gas production, Approximately 5 to 7 years

NOTE 6 – STOCKHOLDERS’ EQUITY

Our Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value.  The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution.  As of September 30, 2008 and 2007, no shares of preferred stock have been issued.

Effective March 5, 2008, we entered into a Unit Purchase Agreement (“UPA”) and Registration Rights Agreement with MNB Energy, LLC (“MNB”) an unaffiliated party and with A.G. Foust (“Foust”), President of Monument Resources, Inc.

Under the UPA, we sold to MNB 2,000,000 units consisting of 2,000,000 shares of our common stock and warrants to purchase 2,000,000 additional shares of common stock.  We also sold to Mr. Foust 400,000 shares of our common stock and warrants to purchase 400,000 additional shares.  MNB and Foust paid $0.25 per unit or a total of $600,000.

The warrants are exercisable at $0.40 per share at any time during the two year period ending March 4, 2010.  The warrants contain customary provisions for adjustment in the case of mergers, stock splits and other organic corporate changes.

The UPA provides for: (i) rights of first refusal, first in favor of the company and then the other purchaser should a purchaser wish to sell its/his shares of common stock and warrants; (ii) a preferential right for the purchaser to participate in future issuances of equity securities by the company; and (iii) the right of MNB to appoint one person to the company’s three person Board of Directors so long as it owns at least 20% of the company’s common stock and to appoint two persons to a five person Board of Directors if MNB owns 40% or more of the company’s common stock.

Under the Registration Rights Agreement, holders of 30% or more of the Company’s common stock owned on the date of the UPA, common stock sold under the UPA and shares of common stock underlying the warrants may require the Company to register such shares under the Securities Act of 1933.  There are no limits on the number of such registration statements provided that not more than one per year may be requested and then only if the aggregate offering price of the common stock is at least $250,000.  The holders of the registerable securities also have certain piggyback rights if the Company files a registration statement covering the sale of its own business.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The Units, the common stock and the warrants included therein were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.  The purchasers agreed to take the units, the common stock and the warrants included therein for investment and not with a view to distributing them, a legend to that effect was placed on the stock and warrant certificates and stop transfer instructions were given to the Company’s transfer agent.

No warrants have been exercised as of September 30, 2008.

NOTE 7 – INCOME TAXES

There is no current or deferred income tax expense for the years ended September 30, 2008 and 2007 because we had available net operating losses.

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

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet at September 30, 2008 and 2007 is the result of the following:

	2008	2007
Deferred tax liabilities:
Oil and gas properties	$(110,575)	$(121,975)
Pipeline depreciation	(44,973)	(64,339)
Property and equipment	(12,916)	-
Deferred tax assets:
Net operating loss	706,462	605,006
Stock option compensation expense	1,080	-
Property and equipment	-	12,762
Percentage depletion	98,099	83,925
Asset retirement obligation	38,547	42,218
Total	(675,724)	557,597
Less: valuation allowance	(675,724)	(557,597)
Net deferred tax assets	$-	$-

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the two years ended September 30 is as follows:

	2008	2007
Statutory federal income tax rate	34%	34%

Statutory state income tax rate	5%	5%

Effect of net operating loss carry-forwards	(39%)	(39%)

Effective rate	0%	0%

The temporary differences causing the deferred tax asset are expected to reverse over the next   ten years.  At September 30, 2008 and 2007, we had net operating loss carry-forwards of approximately $1,894,000 and $1,622,000, respectively.  The operating loss carry-forward expire beginning in 2016 ($565,000 in 2016 and $1,329,000 thereafter).  During the year ended September 30, 2008, we increased our net operating loss carry-forwards approximately $270,000.  Utilization of net operating loss carry-forwards are limited in the event of significant changes in ownership.

NOTE 8 – MAJOR CUSTOMER

We derived 93% and 96% of our revenue from one customer (oil and gas sales and pipeline sales) for the years ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and 2007, $29,225 and $24,247, respectively, was due from this purchaser.

NOTE 9 – SEGMENT INFORMATION

We operate in two industry segments:  (1) oil and gas exploration and development, and (2) gas transmission pipeline.

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

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

During the years ended September 30, 2008 and 2007, there were no inter-segment revenues. The accounting policies applied by each segment are the same as those used by us in general.

Net sales to one customer of the oil and gas segment totaled $275,128 and $179,558 of revenues or 90% and 95% for the years ended September 30, 2008 and 2007, respectively.

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

Segment information consists of the following:

	Oil and Gas	Pipeline	Corporate	Consolidated
Revenues: 2008	$306,283	$81,386	$-0-	$387,669
2007	189,008	75,372	-0-	264,380

Income (loss) from operations
2008	$137,200	$(140,953)	$(300,245)	$(303,998)
2007	72,574	(176,533)	(231,481)	(335,440)

Identifiable assets (net)
2008	$929,147	$435,162	$885,539	$2,249,848
2007	724,531	502,809	628,336	1,855,676

Depreciation and Depletion Charged to Identifiable Assets
2008	$57,640	$57,707	$2,253	$117,600
2007	37,284	44,021	1,364	82,669

Capital Expenditures
2008	$195,660	$53,345	$8,889	$257,894
2007	36,935	257,050	245	294,230

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 10 - OIL AND GAS ACTIVITIES

CAPITALIZED COSTS

Capitalized costs associated with oil and gas producing activities, excluding the Kansas pipeline, are as follows:

	September 30,
	2008	2007
Proved properties	$967,740	$932,727
Accumulated depreciation, depletion, and amortization	(300,590)	(278,937)

Net capitalized costs	$667,150	$653,790

In the years ended September 30, 2008 and 2007, we recorded no impairments.

COSTS INCURRED

Information relating to the Company's costs incurred in its oil and gas property acquisition, exploration, and development activities is summarized as follows:

	September 30,
	2008	2007
Acquisition of properties	$-0-	$-0-
Development costs	53,345	36,935
Exploration costs	-0-	-0-

Total costs incurred	$53,345	$36,935

For the year ended September 30, 2008, the Company conducted three recompletions at a cost of approximately $60,000.  There were no exploration costs incurred for the years ended September 30, 2008 and 2007.

RESULTS OF OPERATIONS

Results of operations for oil and gas producing and pipeline activities are as follows:

	September 30,
	2008	2007
Revenues	$387,669	$264,380
Production and operating costs	(276,075)	(287,034)
Depreciation and depletion	(115,347)	(81,305)

Results of operations	$(3,753)	$(103,959)

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of September 30, 2008 and 2007 were prepared by Dr. H. I. Bilgesu, an independent engineer.  There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

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

Unaudited net quantities of proved developed reserves of natural gas (all located within the United States) are as follows:

GAS
Changes in proved reserves	(MMCF)

Estimated quantity, October 1, 2006	1,880
Revisions of previous estimate	(372)
Production	(51)
Sales of reserves	-
Estimated quantity, September 30, 2007	1,457

Revisions of previous estimate	406
Production	(45)
Discoveries	-
Purchase of reserves	-
Sales of reserves	-

Estimated quantity, September 30, 2008	1,818

Proved reserves at year end	Developed	Undeveloped	Total

Gas (MMCF):
September 30, 2008	555	1,263	1,818
September 30, 2007	392	1,065	1,457

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas reserves and available net operating loss carry-forward. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money.

The following presents the unaudited principal components of the standardized measure of the discounted future net cash flows:
	September 30,
	2008	2007
	(in thousands)

Future cash inflows	$8,746	$ 5,449
Future production and development costs	(3,467)	(2,598)
Future income tax expense	(1,353)	(504)
Future net cash flows	3,926	2,347

10% annual discount for estimated timing of cash flows	(1,801)	(991)

Standardized measure of discounted cash flows	$2,125	$ 1,356

The following presents the unaudited principal source of the changes in the standardized measure of discounted future net cash flows:

	Years ended September 30,
	2008	2007
	(in thousands)
Standard measure of discounted future net cash flows:
Beginning of year	$1,356	$1,825
Sales and transfers of oil and gas produced,
net of production costs	(196)	(109)
Net changes in prices and production costs and other	413	(180)
Changes in future development costs	53	37
Revisions of previous quantity estimates	119	(37)
Net change in income taxes	(335)	239
Accretion of discount	136	183
Other	579	(602)
	769	(469)
End of year	$2,125	$1,356

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 11 – LEASES

We had an operating lease for a gas compressor that we use in our pipeline operation.  Lease costs for the equipment amounted to $-0- and $36,792 in fiscal 2008 and 2007, respectively. The lease was renewable on a month-to-month basis at a rate of $3,345 per month. As of September 30, 2007, we cancelled the compressor lease.  We also leased the land for this compressor site on a year-to-year basis for $10,000 per year. We did not renew the compressor site lease past December 31, 2007.

We maintain offices in Denver, Colorado.  Lease costs for the office space totaled $12,456 for the years ended September 30, 2008 and 2007.  The office lease expired December 31, 2004 and we currently rent space on a month-to-month basis at a cost of $1,038 per month.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of September 30, 2008 and 2007, we owed $1,488 and $3,217, respectively, to our president for reimbursement of expenses made on our behalf.

NOTE 13 – ASSET RETIREMENT OBLIGATION

Effective October 1, 2002, we adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.  SFAS No. 143 requires us to recognize an estimated liability for the plugging and abandonment of our gas wells.  As of September 30, 2008, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143.  A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long- lived asset is recorded at the time a well is completed and ready for production.  We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 7.5%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

We will amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

A reconciliation of our liability for the years ended September 30, 2007 and 2008 is as follows:

October 1, 2006	$80,947
Liabilities incurred	-0-
Liabilities settled	-0-
Accretion expense	(6,476)
Revision to estimate	25,762
Asset retirement obligation as of
September 30, 2007	$113,185

Liabilities incurred	-0-
Liabilities settled	-0-
Accretion expense	8,489
Revision to estimate	(18,331)

Asset retirement obligations as of
September 30, 2008	$103,343

MONUMENT RESOURCES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONUMENT RESOURCES, INC.

Date: December 18, 2008	By:	/s/ A.G. Foust
A.G. Foust, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A.G. Foust	President (Chief Executive	December 18, 2008
A.G. Foust	Officer, Principal Financial
and Accounting Officer
and Director)

/s/ John J. Womack	Director	December 18, 2008
John J. Womack

/s/ James J. Benner	Director	December 18, 2008
James J. Benner	Vice President of Operations

S-1