Form 10-Q
period 2008-12-31
MONUMENT RESOURCES INC
filed 2009-02-12
CIK 818468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
                      Yes  [ ]                      No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,719,000 shares of common stock were outstanding at February 12, 2009.

Transitional Small Business Disclosure Format (Check One):
                Yes  [ ]                      No  [X]

MONUMENT RESOURCES, INC. AND SUBSIDIARY

Item 1. Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$53,533	$204,613
Marketable securities available-for-sale	675,635	666,949
Accounts receivable	50,424	45,471
Prepaid expenses and other assets	8,469	4,829

Total current assets	788,061	921,862

Proved and unproved oil and gas
properties, successful efforts method
net of accumulated depletion	699,723	667,150

Property and equipment:
Gas pipeline, net of
accumulated depreciation	176,054	182,105
Property and equipment, net of
accumulated depreciation	459,853	478,731
Net property, equipment and pipeline	635,907	660,836

Total assets	$2,123,691	$2,249,848

See Notes to Condensed Consolidated Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	September 30,
	2008	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$29,081	$64,145

Asset retirement obligation	104,917	103,343

Total liabilities	133,998	167,488

Stockholders’ equity:
Preferred Stock, no par value, authorized
1,000,000 shares; none issued	-	-
Common Stock, no par value, authorized	3,940,629	3,938,149
500,000,000 and 10,000,000 shares
respectively; 7,719,000 issued and
outstanding .
Accumulated (deficit)	(1,951,572)	(1,847,801)
Unrealized gain (loss) on investment in securities	636	(7,988)
Total stockholders’ equity	1,989,693	2,082,360

Total liabilities and stockholders’ equity	$2,123,691	$2,249,848

See Notes to Condensed Consolidated Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
Revenue
Oil and gas sales	$35,448	$34,732
Pipeline revenue	25,966	10,166

Total revenues	61,414	44,898

Expenses
Oil and gas operating expense	22,017	12,657
Pipeline operating expense	41,484	36,335
General and administrative	77,153	60,508
Depletion, depreciation and amortization	32,092	23,508

Total expenses	172,746	133,008

(Loss) from operations	(111,332)	(88,110)

Other income and (expense)
Interest and other	7,561	8,710

Net loss	$(103,771)	$(79,400)

Basic and diluted loss per common share	$(.01)	$(.01)

Weighted average number of shares outstanding	7,719,000	5,319,000

See Notes to Condensed Consolidated Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(103,771)	$(79,400)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	32,090	23,508
Stock compensation	2,480	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses
and other assets	(3,640)	4,781
(Increase) in accounts and
other receivables	(4,953)	(6,726)
Increase (decrease) in accounts payable
and accrued expenses	(35,064)	335

Net cash flows (used in) operations	(112,858)	(57,502)

Cash flows from investing activities:

Purchase marketable securities	(62)	-
Additions to oil and gas properties	(38,160)	-
Additions to equipment	-	(34,656)

Net cash flows (used in) investing activities	(38,222)	(34,656)

Net (decrease) in cash and cash equivalents	(151,080)	(92,158)

Cash and cash equivalents at beginning of period	204,613	213,808

Cash and cash equivalents at end of period	$53,533	$121,650

Schedule of Non-cash Investing Activities

Decrease (increase) in unrealized loss
on securities available for sale	$(8,624)	$4,323

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

We have a substantial investment in oil and gas properties.  We may not have sufficient capital to fully develop some of our gas properties, which would require additional investment.  We have in the past relied on joint venture partners and the private placement of common stock to supply most of the funds needed to explore or develop our properties, and may also rely on such partners for similar funding in the future.  Our ability to obtain outside funding may be critical to our development efforts of some of our properties.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited.  However, in the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation.  Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the year.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2008.

Except for the historical information contained in this Form 10-Q, this Report contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed in this Report.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and in our Annual Report on Form 10-K for the year ended September 30, 2008.

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

EARNINGS PER SHARE

     We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 128, addressing earnings per share.  SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share.  The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.  As of December 31, 2008 all warrants outstanding were excluded from earnings per share as their effects would be anti-dilutive.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

            Our financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The fair market value of these financial instruments approximates or is equal to the book value.

             In the first quarter of fiscal year 2009, we adopted Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurement” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-3. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-3 delays, until the first quarter of fiscal year 2010, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

            The following table provides information regarding the source of data used by us to develop fair value measurements:

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$53,533	$53,533
Trading Securities	675,635	675,635
Total	$729,168	$729,168

COMPREHENSIVE INCOME

We have adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distributions to owners. Under comprehensive income, we report unrealized gains and losses on investments in debt and equity securities as changes in equity. (See Note 6.)

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

See our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for additional risk factors.

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

During the three months ended December 31, 2008 and 2007, we had no inter-segment revenues.  The accounting policies applied by each segment are the same as those we use in general.

Net sales to one customer of our oil and gas segment totaled $61,414, or 100% of our revenues for the three months ended December 31, 2008 as compared to $38,448, or 86% for the three months ended December 31, 2007.

There have been no differences from our last Annual Report on Form 10-K in the bases of measuring segment profit or loss.  There have been no material changes in the amount of assets for any of our operating segments since our last annual report.

Segment information for the three months ended December 31, 2008 and 2007 is as follows:

	Oil and Gas	Pipeline	Corporate	Consolidated
Revenues
2008	$35,448	$25,966	$7,561	$68,975
2007	34,732	10,166	8,710	53,608

Net Income (Loss)
2008	$(6,870)	$(26,422)	$(70,479)	$(103,771)
2007	12,181	(37,924)	(53,657)	(79,400)

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
2008	$20,302	$10,904	$886	$32,092
2007	9,895	11,754	1,859	23,508

Capital Expenditures
2008	$38,160	$-0-	$-0-	$38,160
2007	-	34,656	-	34,656

Segment information as of December 31, 2008 compared to September 30, 2008 is as follows.

Identifiable Assets
December 31, 2008	$952,251	$419,690	$751,750	$2,123,691
September 30, 2008	929,147	435,162	885,539	2,249,848

NOTE 4 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

During the quarter ended December 31, 2008, we completed the workover of two existing gas wells which were recompleted in new productive zones.  These recompletions enabled us to maintain our production level at from 200-230 MCF per day.

NOTE 5 – SHAREHOLDERS’ EQUITY

Under a Unit Purchase Agreement dated March 5, 2008, we sold 2,400,000 Units, each Unit consisting of one share of common stock and one common stock purchase warrant, at $0.25 per Unit, for a total of $600,000 in proceeds, including 400,000 Units to one of our officers (see Item 2. “Liquidity and Capital Resources page 12). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.40 per share through March 4, 2010.  The shares of common stock and the shares underlying the warrants contain certain registration rights.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the total of net income and all other non-owner changes in equity.  Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments.  We report the unrealized gain on the investment in securities in our Condensed Consolidated Balance Sheets.  The table below details the changes during the three months ended December 31, 2008 and 2007, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Three months ended December 31, 2008
Accumulated other comprehensive loss at September 30, 2008	$(7,988)

Change in unrealized loss on securities held for sale	8,624

Accumulated other comprehensive income at December 31, 2008	$636
Three months ended December 31, 2007
Accumulated other comprehensive loss at September 30, 2007	$(6,109)

Change in unrealized loss on securities held for sale	4,323

Accumulated other comprehensive loss at December 31, 2007	$(1,786)

NOTE 7--SUBSEQUENT EVENTS

In a letter agreement dated January 1, 2009, we agreed to purchase for $5,000 in cash and 150,000 shares of our common restricted stock the 2.5% overriding royalty which was conveyed to our consulting engineer, in a Letter Agreement dated July 10, 2001. That Letter Agreement became null and void effective January 1, 2009.

Our engineer will continue providing services on a month-to-month basis for a monthly consulting fee of $1,000 and $50 per hour for any time spent over 20 hours per month.  Also, he will be paid $250 per day plus expenses whenever he is away from Denver on business requested by us.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, our current assets were $788,061 and current liabilities were $133,998 and we had working capital of $654,063 compared to current assets of $921,862 and current liabilities of $167,488 at September 30, 2008, resulting in working capital at September 30, 2008 of $754,374.  Our working capital decreased $100,311, or about 13%.  This decrease in working capital is due to the capital invested in recompleting wells of approximately $38,000 and our net loss for the three months ended December 31, 2008 of approximately $100,000.

Effective March 5, 2008, we sold 2,000,000 unregistered common shares of stock to an unaffiliated party and 400,000 shares of common stock to our president.  The price was $0.25 per share, which included warrants to buy an additional unregistered common share of stock for each share purchased.  The warrant exercise price is $0.40 per share and exercisable over two years.  The total funds we received for the sale was $600,000.  We are using these funds to re-complete some of our existing gas wells in Leavenworth County, Kansas and acquire additional gas wells and oil and gas leases in the Leavenworth County area.  Refer to our report on Form 8-K which was filed with the Securities and Exchange Commission on March 6, 2008.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 vs. 2007

Gas production increased from 6,647 MCF for the three month period ending December 31, 2007 to 18,350 MCF for the three month period ending December 31, 2008.  This increase of 11,703 MCF was a result of selling gas for the full three months ended December 31, 2008 compared to not being able to sell gas from October 8, 2007 to December 3, 2007 due to the moving of our compressor during that period.  The price received for our natural gas decreased from an average of $5.78 per MCF for the three months December 31, 2007 to an average of $3.69 per MCF for the three months ended December 31, 2008, a 36% decrease.  Oil and gas sales increased 2%, or $716, from $34,732 to $35,448 for the three months ended December 31, 2007 and 2008, respectively.  This modest increase is due to increased production offset by a decrease in gas sales prices for the same period.  Pipeline sales were $25,966 for the three months ended December 31, 2008 and $10,166 for the three months ended December 31, 2007, an increase of $15,800, or 155%.  This increase was due to the increased production in the three months ended December 31, 2008.

Interest and other revenue decreased to $7,561 for the three months ended December 31, 2008 from $8,710 for the three months ended December 31, 2007. This decrease of $1,149 was due to the decrease in the rates we are currently able to receive on our bond investments.  Oil and gas operating costs increased $9,360, or 74% from $12,657 to $22,017 when comparing the three months ended December 31, 2007 to December 31, 2008.  This increase was primarily due to repairs associated with the well recompletions we are doing and the increased costs by virtue of not being shut down during the quarter ended December 31, 2008.  Pipeline operating costs were $41,484 for the three months ended December 31, 2008 and $36,335 for the three months ended December 31, 2007, an increase of $5,149, or 14% due to a full quarter of operations.

General and administrative expenses totaled $77,153 for the three months ended December 31, 2008, compared to $60,508 for the three-month period ended December 31, 2007.  This increase of $16,645, or 28%, in general and administrative costs was primarily due to the hiring of a Vice President of Operations for the 2008 period and an insurance refund in the 2007 period.

A net loss of $103,771 was recorded for the three months ended December 31, 2008 as compared to a net loss of $79,400 for the same period ended December 31, 2007.  This increased loss of $24,371 was primarily the result of lower gas prices and increased recompletion efforts.

CONTRACTUAL OBLIGATIONS

We have no contractual obligations as of December 31, 2008.

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

Item 3. QUANTITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

As a crude oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas.  Declines in commodity prices will materially adversely effect our financial condition, liquidity, ability to obtain financing and operation results.  Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically.  Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions.  Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue.  Most of our production is sold at market prices.  Generally, if the commodity indexes fall, the price that we receive for our production will also decline.  Therefore, the amount of revenue that we realize is partially determined by factors beyond our control.

Item 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive and financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the principal executive and financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

In connection with the audit of the year ended September 30, 2008, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

MONUMENT RESOURCES, INC. AND SUBSIDIARY

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

                        None

ITEM 1A.        RISK FACTORS.

                 See our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and the various risks described in Part I hereof.

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

MONUMENT RESOURCES, INC. (Registrant)

Date: February 12, 2009	By:	/s/ A.G. Foust
A.G. Foust, President (Chief Executive Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.