Form 10-Q
period 2009-03-31
MONUMENT RESOURCES INC
filed 2009-05-13
CIK 818468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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
Yes      X                         No ______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ____           No __X___

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
                      Yes  _____           No      X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,869,000 shares of common stock were outstanding at May 12, 2009.

MONUMENT RESOURCES, INC. AND SUBSIDIARY

Item 1. Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$107,114	$204,613
Marketable securities available-for-sale	495,533	666,949
Accounts receivable	17,633	45,471
Prepaid expenses and other assets	3,147	4,829

Total current assets	623,427	921,862

Proved and unproved oil and gas
properties, successful efforts method
net of accumulated depletion	265,700	667,150

Property and equipment:
Gas pipeline, net of
accumulated depreciation	-	182,105
Property and equipment, net of
accumulated depreciation	451,404	478,731

Net property, equipment and pipeline	451,404	660,836

Total assets	$1,340,531	$2,249,848

See Notes to Condensed Consolidated Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	September 30,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$22,349	$64,145

Asset retirement obligation	106,492	103,343
Total liabilities	128,841	167,488

Stockholders’ equity:
Preferred Stock, no par value, authorized
1,000,000 shares; none issued	-	-
Common Stock, no par value, authorized	3,973,109	3,938,149
500,000,000; 7,869,000 and 7,719,000
issued and outstanding at March 31, 2009
and September 30, 2008 respectively
Accumulated (deficit)	(2,756,952)	(1,847,801)
Unrealized gain (loss) on investment in securities	(4,467)	(7,988)
Total stockholders’ equity	1,211,690	2,082,360

Total liabilities and stockholders’ equity	$1,340,531	$2,249,848

See Notes to Condensed Consolidated Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Revenue
Oil and gas sales	$28,735	$76,433	$64,183	$111,165
Pipeline income	24,262	24,555	50,228	34,721

Total revenue	52,997	100,988	114,411	145,886

Expenses
Oil and gas operating expense	25,652	13,346	47,669	26,003

Pipeline operating expense	53,213	37,947	94,697	74,282

Impairment of oil and gas and
pipeline assets	699,688	-	699,688	-

General and administrative	74,235	53,055	151,388	113,563

Depletion, depreciation and amortization	10,345	24,778	42,437	48,286

Total operating expenses	863,133	129,126	1,035,879	262,134

Net income (loss) from operations	(810,136)	(28,138)	(921,468)	(116,248)
Other income and (expense)
Gain on sale of securities	63	-	63	-
Interest income and other	4,693	5,309	12,254	14,019

Net income (loss)	$(805,380)	$(22,829)	$(909,151)	(102,229)

Basic and diluted (loss) income per common share	$(.10)	$(.00)	$(.12)	$(.02)

Basic and dilutive weighted average number of shares outstanding	7,869,000	6,031,088	7,793,176	5,673,098

See Notes to Condensed Consolidated Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(909,151)	$(102,229)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	42,437	48,286
Impairment of oil and gas and pipeline assets	699,688	-
Stock compensation	4,960	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses
and other assets	1,682	10,999
(Increase) decrease in accounts and
other receivables	27,838	(19,414)
(Decrease) in accounts payable
and accrued expenses	(41,796)	(7,264)

Net cash flows (used in) operations	(174,342)	(69,622)

Cash flows from investing activities:
Proceeds from sales of marketable securities	674,937	199,999
Purchase marketable securities	(500,000)	-
Additions to oil and gas properties	(69,422)	-
Additions to equipment	(28,672)	(78,297)

Net cash flows provided by investing activities	76,843	121,702

Cash flows from financing activities:
Proceeds from sale of common stock in private
placement memorandum	-	600,000

Net cash flow provided by financing activities	-	600,000

Net (decrease) increase in cash and cash equivalents	(97,499)	652,080

Cash and cash equivalents at beginning of period	204,613	213,808

Cash and cash equivalents at end of period	$107,114	$865,888

Schedule of Non-cash Investing Activities

Stock issued for purchase of royalty interest	$30,000	$-
Decrease in unrealized loss
on securities available for sale	3,522	9,635

Total non-cash investing activities	$33,522	$9,635

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

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited.  However, in the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments are necessary for fair presentation.  Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the year.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2008.

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

EARNINGS PER SHARE

     We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 128, addressing earnings per share.  SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share.  The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.  As of March 31, 2009 all warrants outstanding were excluded from earnings per share as their effects would be anti-dilutive.

OIL AND GAS PROPERTIES

We follow the successful efforts method of accounting for our oil and gas activities.  Under this method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized.  Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred.  Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves.  Cash received for partial conveyances of property interests is treated as a recovery of cost and no gain or loss is recognized. Undeveloped and unproved properties are periodically assessed for possible impairment due to un-recoverability of costs invested. Developed and proved properties are assessed quarterly under the accounting rules of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This impairment is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders’ equity in the period of occurrence and results in lower depreciation and depletion in future periods. The impairment may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the recoverability of costs invested. As of March 31, 2009 natural gas prices were significantly lower than at previous measurement dates. As a result, we recorded an impairment of oil and gas and pipeline segments of $699,688 for the three month and six month period ending March 31, 2009 as compared to no impairment expense during the same periods ended March 31, 2008.

Given the current market for natural gas, it is conceivable that if natural gas prices continue to stay at these low levels, it will be necessary to recognize further impairment expenses during future reporting periods as required by SFAS No. 144. We will continue to evaluate our oil and gas properties for such impairment on a quarterly basis.

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

            The following table provides information regarding the source of data used by us to develop fair value measurements:

Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities	495,533	495,533
Total	$495,533	$495,533

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

During the six months ended March 31, 2009 and 2008, we had no inter-segment revenues.  The accounting policies applied by each segment are the same as those we use in general.

Net sales to one customer of our oil and gas segment totaled $64,183, or 100% of our revenues for the six months ended March 31, 2009 as compared to $98,290, or 88% for the six months ended March 31, 2008.

There have been no differences from our last Annual Report on Form 10-K in the bases of measuring segment profit or loss.  Oil and gas and pipeline segments were impaired, under the accounting rules of SFAS No. 144, $498,124 and $201,564 respectively for a total impairment expense of $699,688.

Segment information for the six months ended March 31, 2009 and 2008 is as follows:

	Oil and Gas	Pipeline	Corporate	Consolidated
Revenues
2009	$64,183	$50,228	$12,317	$126,728
2008	111,165	34,721	14,019	159,905

Net Income (Loss)
2009	$(507,075)	$(261,179)	$(140,897)	$(909,151)
2008	65,372	(64,340)	(103,261)	(102,229)

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
2009	$25,465	$15,146	$1,826	$42,437
2008	19,790	24,779	3,717	48,286

Capital Expenditures
2009	$69,422	$28,138	$534	$98,094
2008	-	78,297	-	78,297

Segment information as of March 31, 2009 compared to September 30, 2008 is as follows.

Identifiable Assets
March 31, 2009	$514,428	$209,355	$616,748	$1,340,531
September 30, 2008	929,147	435,162	885,539	2,249,848

NOTE 4 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

During the quarter ended March 31, 2009, we completed the workover of one existing gas well which was recompleted in a new productive zone.  This recompletion enabled us to maintain our production level at from 200-230 MCF per day. In addition we completed a number of equipment repairs which were necessary to maintain our gas field and pipeline operations.

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

As of January 1, 2009 we acquired a 2.5% overriding royalty interest in some of our Kansas gas properties from our consulting engineer who earned the interests under our 2001 agreement with him.  In consideration for the interests, we paid $5,000 cash and issued 150,000 shares of our restricted common stock.  No underwriters or sales agents were involved.  The shares bear a restrictive legend against resale and the restriction is so noted in our transfer records.  We relied on Section 4(2) under the Securities Act of 1933 as providing an exemption from the registration requirements of that Act since the issuance was made in an isolated transaction not involving a public offering.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the total of net income and all other non-owner changes in equity.  Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments.  We report the unrealized gain on the investment in securities in our Condensed Consolidated Balance Sheets.  The table below details the changes during the six months ended March 31, 2009 and 2008, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Six months ended March 31, 2009

Accumulated other comprehensive loss at September 30, 2008	$(7,989)

Change in unrealized loss on securities held for sale	3,522

Accumulated other comprehensive income at March 31, 2009	$(4,467)

Six months ended March 31, 2008

Accumulated other comprehensive loss at September 30, 2007	$(6,109)

Change in unrealized loss on securities held for sale	9,635

Accumulated other comprehensive loss at March 31, 2008	$3,526

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, our current assets were $623,427 and current liabilities were $128,841 and we had working capital of $494,586 compared to current assets of $921,862 and current liabilities of $167,488 and working capital of $754,374 at September 30, 2008. Our working capital decreased $259,788, or about 34%.  This decrease in working capital is due to the capital invested in property and equipment of approximately $98,000 and our net operating loss of approximately $175,000 for the six months ended March 31, 2009. The non-cash items of depletion and depreciation of $42,437 and impairment expense of $699,688, were also charged to our earnings for the same period.

Effective March 5, 2008, we sold 2,000,000 unregistered common shares of stock to an unaffiliated party and 400,000 shares of common stock to our president.  The price was $0.25 per share, which included warrants to buy an additional unregistered common share of stock for each share purchased.  The warrant exercise price is $0.40 per share and exercisable over two years.  The total funds we received for the sale was $600,000.  We are using these funds to re-complete some of our existing gas wells in Leavenworth County, Kansas and acquire additional gas wells and oil and gas leases in the Leavenworth County area if the opportunity arises.  Refer to our report on Form 8-K which was filed with the Securities and Exchange Commission on March 6, 2008.

At the present time, our primary source of cash for operations and exploration is our current working capital, cash that can be raised by selling our investment in U.S. government sovereign agency securities and other corporate bonds and funds derived from our oil and gas operations. We expect that we will be spending our current working capital to support operations for the remainder of this fiscal year as natural gas prices are forecasted to remain relatively low. We have in the past, and plan in the future, to rely on joint venture partners or equity funding to supply some of the funds needed to evaluate and develop our properties.  Any inability we may have to raise additional capital through a stock offering, to liquidate our securities holdings or obtain third party funding may limit development of most of our properties.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 vs. 2008

Gas production increased from 16,606 MCF for the three month period ending March 31, 2008 to 17,720 MCF for the three month period ending March 31, 2009.  This increase of 1,114 MCF was a result of our workover program increasing our production.  The price received for our natural gas decreased from an average of $6.93 per MCF for the three months March 31, 2008 to an average of $3.28 per MCF for the three months ended March 31, 2009, a 53% decrease.  Oil and gas sales decreased 62%, or $47,698, from $76,433 to $28,735 for the three months ended March 31, 2008 and 2009, respectively.  This decrease is due to the substantial decrease in the price we received for our natural gas.  Pipeline sales were $24,262 for the three months ended March 31, 2009 and $24,555 for the three months ended March 31, 2008, a decrease of $293, or 1%.

Interest and other revenue decreased to $4,756 for the three months ended March 31, 2009 from $5,309 for the three months ended March 31, 2008. This decrease of $553 was due to the decrease in the interest rates we are currently able to receive on our bond investments.  Oil and gas operating costs increased $12,306, or 92% from $13,346 to $25,652 when comparing the three months ended March 31, 2008 to March 31, 2009.  This increase was primarily due to additional repairs and maintenance and supplies related to well workovers in progress.  Pipeline operating costs were $53,213 for the three months ended March 31, 2009 and $37,947 for the three months ended March 31, 2008, an increase of $15,266, or 40% due to the addition of new field personnel and increased repairs and supplies related to increased compressor maintenance expenses.

General and administrative expenses totaled $74,235 for the three months ended March 31, 2009, compared to $53,055 for the three-month period ended March 31, 2008.  This increase of $21,180, or 40%, in general and administrative costs was primarily due to the addition of a Vice President of Operations whose salary and taxes were approximately $7,000, other consulting costs of $2,000, accounting and audit of approximately $7,000 and field travel expenses of $5,000.

A net loss of $805,380 was recorded for the three months ended March 31, 2009 as compared to a net loss of $22,829 for the same period ended March 31, 2008.  This increased loss of $782,551 was largely the result of recording approximately $700,000 in asset impairment expense, lower gas prices and increased maintenance and recompletion expenses.

Six Months Ended March 31, 2009 vs. 2008

           Gas production increased from 23,252 MCF for the six month period ending March 31, 2008 to 36,070 MCF for six month period ending March 31, 2009.  This increase of 12,818 MCF was a result of having full production in 2009 whereas during first quarter 2008 we relocated our compressor causing a production stoppage.  The price received for our natural gas decreased from an average of $6.60 per MCF for the six months ended March 31, 2008 to an average of $3.47 per MCF for the six months ended March 31, 2009, a 47% decrease.  Oil and gas sales decreased 42%, or $46,982, from $111,165 to $64,183 for six months ended March 31, 2008 and 2009, respectively.  This decrease is due to the significantly lower average price received for our natural gas sales.  Pipeline sales were $50,228 for the six months ended March 31, 2009 and $34,721 for the six months ended March 31, 2008, an increase of $15,507, or 45%.  This increase was due to the increased production for the six months ended March 31, 2009 as described above.

Interest and other revenue decreased to $12,317 for the six months ended March 31, 2009 from $14,019 for the six months ended March 31, 2008. This decrease of $1,702 was due to the decrease in the interest rates we are currently receiving on our bond investments.  Oil and gas operating costs increased $21,666, or 83% from $26,003 to $47,669 when comparing the six months ended March 31, 2008 to March 31, 2009.  This increase was primarily due to increased production and increased maintenance and field personnel expenses. Pipeline operating costs were $94,697 for the six months ended March 31, 2009 and $74,282 for the six months ended March 31, 2008, an increase of $20,415, or 27% as a result of increased operations, the addition of new field personnel and increased repairs and supplies.

General and administrative expenses totaled $151,388 for the six months ended March 31, 2009, compared to $113,563 for the six month period ended March 31, 2008.  This increase of $37,825, or 33%, in general and administrative costs was primarily due to increased accounting fees of approximately $8,000, the addition of Vice President of Operations’ salary and related employment taxes of approximately $14,000 and increased consulting costs of $2,000 in the six month period ended March 31, 2009 and an insurance refund received in the same period of 2008 which reduced insurance costs for the same period of 2008 by $15,000.

A net loss of $909,151 was recorded for the six months ended March 31, 2009 as compared to a net loss of $102,229 for the same period ended March 31, 2008.  This increased loss of $806,922 was primarily the result of recording approximately $700,000 in asset impairment expense, decreased natural gas prices and greater expenses during the six months ended March 31, 2009 as described above.

  CONTRACTUAL OBLIGATIONS

We have no contractual obligations as of March 31, 2009.

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

Oil and Gas Properties:

We follow the successful efforts method of accounting for acquisition, exploration, development and production of its oil and gas properties.  Under this method, all direct costs of acquisition, exploration and development are capitalized with respect to producing wells and non-producing development wells.  Direct costs with respect to non-producing exploratory wells are charged to operations.  Geological and geophysical costs and lease rentals are expensed as incurred.  Costs to acquire interests in leases are capitalized and are either transferred to producing properties when the properties become productive or expensed when the interests are surrendered.  Developed and proved properties are periodically assessed under the accounting rules of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset”.  Under SFAS No. 144, the Company evaluates quarterly the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment. This impairment is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders’ equity in the period of occurrence and results in lower depreciation and depletion in future periods. The impairment may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the recoverability of costs invested. As of March 31, 2009 natural gas prices were significantly lower than at previous measurement dates indicating that the carrying value of our assets might not be recoverable from expected future cash flows and therefore under SFAS No. 144 should be adjusted to fair market value as determined by discounting the expected cash flows by an interest rate commensurate with the risks involved with those cash flows which we determined to be 10%. Accordingly, we recorded an impairment of oil and gas and pipeline properties of $699,688 for the three month and six month period ending March 31, 2009 as compared to no impairment expense during the same periods ended March 31, 2008.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of January 1, 2009 we acquired a 2.5% overriding royalty interest in some of our Kansas gas properties from our consulting engineer who earned the interests under our 2001 agreement with him.  In consideration for the interests, we paid $5,000 cash and issued 150,000 shares of our restricted common stock.  No underwriters or sales agents were involved.  The shares bear a restrictive legend against resale and the restriction is so noted in our transfer records.  We relied on Section 4(2) under the Securities Act of 1933 as providing an exemption from the registration requirements of that Act since the issuance was made in an isolated transaction not involving a public offering.

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

MONUMENT RESOURCES, INC. (Registrant)

Date: May 12, 2009	By:	/s/ A.G. Foust
A.G. Foust, President (Chief Executive Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.