Form 10-Q
period 2009-06-30
MONUMENT RESOURCES INC
filed 2009-08-13
CIK 818468

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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
            Yes   ___                      No __X___

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
            Yes   ___                      No __X___

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,869,000 shares of common stock were outstanding at August 12, 2009.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
INDEX

Item 1. Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,629	$204,613
Marketable securities available-for-sale	494,719	666,949
Accounts receivable	21,127	45,471
Prepaid expenses and other assets	1,787	4,829

Total current assets	528,262	921,862

Proved and unproved oil and gas properties, successful efforts method net of accumulated depletion	273,279	667,150

Property and equipment:
Gas pipeline, net of
accumulated depreciation	-	182,105
Property and equipment, net of
accumulated depreciation	436,391	478,731

Net property, equipment and pipeline	436,391	660,836

Total assets	$1,237,932	$2,249,848

See Notes to Condensed Consolidated Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	September 30,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$25,137	$64,145

Asset retirement obligation	108,066	103,343
Total liabilities	133,203	167,488

Stockholders’ equity:
Preferred Stock, no par value, authorized
1,000,000 shares; none issued	-	-
Common Stock, no par value, authorized
500,000,000; 7,869,000 and 7,719,000
issued and outstanding at June 30, 2009
and September 30, 2008 respectively	3,975,589	3,938,149
Accumulated (deficit)	(2,865,579)	(1,847,801)
Unrealized gain (loss) on investment in securities	(5,281)	(7,988)
Total stockholders’ equity	1,104,729	2,082,360

Total liabilities and stockholders’ equity	$1,237,932	$2,249,848

See Notes to Condensed Consolidated Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended June30,		Ended June 30,
	2009	2008	2009		2008
Revenue
Oil and gas sales	$19,936	$110,346		$84,119	$221,511
Pipeline income	21,846	24,272		72,074	58,993

Total revenue	41,782	134,618		156,193	280,504

Expenses
Oil and gas operating expense	25,788	16,673		73,457	42,676
Pipeline operating expense	39,744	42,676		134,441	116,958
Impairment of oil and gas and
pipeline assets	-	-		699,688	-
General and administrative	65,902	78,055		217,290	191,618
Depletion, depreciation and amortization	23,201	34,177		65,638	82,463

Total operating expenses	154,635	171,581		1,190,514	433,715

Net income (loss) from operations	(112,853)	(36,963)		(1,034,321)	(153,211)

Other income and (expense)
Gain on sale of securities-	-	-		63	-
Interest income and other	4,226	7,530		16,480	21,549

Net income (loss)	$(108,627)	$(29,433)	$	$(1,017,778)	(131,662)

Basic and diluted (loss) income per common share	$(.01)	$(.00)		$(.13)	$(.02)

Basic and dilutive weighted average number of
shares outstanding	7,869,000	7,719,000		7,768,451	6,352,577

See Notes to Condensed Consolidated Financial Statements.

MONUMENT RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,017,778)	$(131,662)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	65,638	82,463
Impairment of oil and gas and pipeline assets	699,688	-
Stock compensation	7,440	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses
and other assets	3,042	16,466
Decrease (increase) in accounts and
other receivables	24,344	(21,368)
(Decrease) in accounts payable
and accrued expenses	(39,008)	(2,173)

Net cash flows (used in) operations	(256,634)	(56,274)

Cash flows from investing activities:
Proceeds from sales of marketable securities	674,937	199,999
Purchase marketable securities	(500,000)	(500,000)
Additions to oil and gas properties	(78,677)	(23,547)
Additions to equipment	(33,610)	(180,842)

Net cash flows provided by investing activities	62,650	(504,390)

Cash flows from financing activities:
Proceeds from sale of common stock in private
placement memorandum	-	600,000

Net cash flow provided by financing activities	-	600,000

Net (decrease) increase in cash and cash equivalents	(193,984)	39,336

Cash and cash equivalents at beginning of period	204,613	213,808

Cash and cash equivalents at end of period	$10,629	$253,144

Schedule of Non-cash Investing Activities

Stock issued for purchase of royalty interest	$30,000	$-
Decrease in unrealized loss
on securities available for sale	2,707	1,782

Total non-cash investing activities	$32,707	$1,782

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

On August 12, 2009, we obtained approval from our shareholders to attempt to sell our Kansas properties and pipeline.  See Part II, Item 4 hereof for further information.

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

EARNINGS PER SHARE

     We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 128, addressing earnings per share.  SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share.  The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.  As of June 30, 2009 all warrants outstanding were excluded from earnings per share as their effects would be anti-dilutive.

OIL AND GAS PROPERTIES

We follow the successful efforts method of accounting for our oil and gas activities.  Under this method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized.  Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred.  Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves.  Cash received for partial conveyances of property interests is treated as a recovery of cost and no gain or loss is recognized. Undeveloped and unproved properties are periodically assessed for possible impairment due to un-recoverability of costs invested. Developed and proved properties are assessed quarterly under the accounting rules of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This impairment is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders’ equity in the period of occurrence and results in lower depreciation and depletion in future periods. The impairment may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the recoverability of costs invested. As of March 31, 2009 natural gas prices were significantly lower than at previous measurement dates. As a result, we recorded an impairment of oil and gas and pipeline segments of $699,688 which is reflected in the nine month period ending June 30, 2009 as compared to no impairment expense during the same period ended June 30, 2008.

Given the current market for natural gas, it is conceivable that if natural gas prices continue to stay at these low levels, it will be necessary to recognize further impairment expenses during future reporting periods as required by SFAS No. 144. We will continue to evaluate our oil and gas properties for such impairment on a quarterly basis.  No further impairment was deemed necessary for the three month period ended June 30, 2009.

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

            The following table provides information regarding the source of data used by us to develop fair value measurements:

Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities	$494,719	$494,719
Total	$494,719	$494,719

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

RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2009 the Financial Accounting Standards Board (FASB) announced the issuance of FASB Statement No. 165, Subsequent Events (SFAS 165). The Statement should not result in significant changes in the subsequent events that an entity reports, rather specifies certain disclosure requirements related to the period of time in which an entity evaluates subsequent events. As such, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, with prospective application.  We anticipate SFAS No. 165 will not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.  We anticipate SFAS No. 166 will not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

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

In evaluating our business, readers of this report should carefully consider the following factors in addition to the other information presented in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.  As noted elsewhere herein, the future conduct of our business and discussions of possible future activities is dependent upon a number of factors, and there can be no assurance that we will be able to conduct our operations as contemplated herein.  These risks include, but are not limited to:

▪
The development and production of oil and gas enterprises is fraught with high risk, including the risk of fluctuating prices for oil and natural gas.  Our revenues from low gas prices may not be sufficient to meet our overhead and operating expenses.

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

During the nine months ended June 30, 2009 and 2008, we had no inter-segment revenues.  The accounting policies applied by each segment are the same as those we use in general.

Net sales to one customer of our oil and gas segment totaled $156,193, or 100% of our revenues for the nine months ended June 30, 2009 as compared to $203,231, or 92% for nine months ended June 30, 2008.

There have been no differences from our last Annual Report on Form 10-K in the bases of measuring segment profit or loss.  Oil and gas and pipeline segments were impaired, under the accounting rules of SFAS No. 144, $498,124 and $201,564 respectively for a total impairment expense of $699,688.

Segment information for the nine months ended June 30, 2009 and 2008 is as follows:

	Oil and Gas	Pipeline	Corporate	Consolidated
Revenues
2009	$84,119	$72,074	$16,543	$172,736
2008	221,511	58,993	21,549	302,053

Net Income (Loss)
2009	$(526,204)	$(288,096)	$(203,478)	$(1,017,778)
2008	141,892	(102,461)	(171,093)	(131,662)

Depreciation, Depletion
and Valuation Charged
to Identifiable Assets
2009	$38,742	$24,165	$2,731	$65,638
2008	36,943	44,496	1,024	82,463

Capital Expenditures
2009	$78,677	$32,656	$954	$112,287
2008	23,547	180,843	-	204,390

Segment information as of June 30, 2009 compared to September 30, 2008 is as follows.

Identifiable Assets
June 30, 2009	$516,498	$199,672	$521,762	$1,237,932
September 30, 2008	929,147	435,162	885,539	2,249,848

NOTE 4 -- OIL AND GAS ACTIVITIES

KANSAS GAS PROJECT -- LEAVENWORTH COUNTY, KANSAS

During the quarter ended June 30, 2009, we started the conversion of an existing gas well into a water disposal well.  This required us to drill approximately 350 feet deeper into the disposal zone.  This conversion should enable us to dispose of additional water in the area and thus allow us to recomplete additional gas wells in a new productive zone.  The disposal well was completed in early July, 2009 and we plan to recomplete from 2 – 4 gas wells in the disposal well area as soon as practical.

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

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the total of net income and all other non-owner changes in equity.  Comprehensive income includes our net income and the change in unrealized gain (loss) on available for sale investments.  We report the unrealized gain on the investment in securities in our Condensed Consolidated Balance Sheets.  The table below details the changes during the six months ended June 30, 2009 and 2008, in our Accumulated Other Comprehensive Income balance and the components of our comprehensive income.

Nine months ended June 30, 2009

Accumulated other comprehensive loss at September 30, 2008	$(7,988)

Change in unrealized loss on securities held for sale	2,707

Accumulated other comprehensive income at June 30, 2009	$(5,281)

Nine months ended June 30, 2008

Accumulated other comprehensive loss at September 30, 2007	$(6,109)

Change in unrealized loss on securities held for sale	1,782

Accumulated other comprehensive loss at June 30, 2008	$(4,327)

NOTE 7 – SUBSEQUENT EVENTS

On August 12, 2009 we held a Special Meeting of Shareholders and obtained approval from our shareholders to attempt to sell our Kansas properties and pipeline.  See Part II, Item 4 hereof for further information.

We have evaluated subsequent events through August 12, 2009, the date which the financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, our current assets were $528,262 and current liabilities were $133,203 and we had working capital of $395,059 compared to current assets of $921,862 and current liabilities of $167,488 and working capital of $754,374 at September 30, 2008. Our working capital decreased $359,315, or about 48%.  This decrease in working capital is due to the capital invested in property and equipment of approximately $112,000 and our net operating loss of approximately $248,000.  This amount does not take into consideration the non-cash items of depletion and depreciation of $65,638 and impairment expense of $699,688.

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

On August 12, 2009, we obtained approval from our shareholders to attempt to sell our Kansas properties and pipeline.  See Part II, Item 4 hereof for further information.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 vs. 2008

Gas production increased from 15,629 MCF for the three month period ending June 30, 2008 to 18,163 MCF for the three month period ending June 30, 2009.  This increase of 2,534 MCF was a result of our workover program.  The price received for our natural gas decreased from an average of $8.85 per MCF for the three months June 30, 2008 to an average of $2.48 per MCF for the three months ended June 30, 2009, a 72% decrease.  Oil and gas sales decreased 82%, or $90,410, from $110,346 to $19,936 for the three months ended June 30, 2008 and 2009, respectively.  This decrease is due to the substantial decrease in the price we received for our natural gas.  Pipeline sales were $21,846 for the three months ended June 30, 2009 and $24,272 for the three months ended June 30, 2008, a decrease of $2,426, or 10%.

Interest and other revenue decreased to $4,226 for the three months ended June 30, 2009 from $7,530 for the three months ended June 30, 2008. This decrease of $3,304 was due to the decrease in the interest rates we are currently able to receive and the decrease in cash invested in our bond investments.  Oil and gas operating costs increased $9,115, or 55% from $16,673 to $25,788 when comparing the three months ended June 30, 2008 to June 30, 2009.  This increase was primarily due to additional repairs and maintenance and supplies related to well workovers in progress.  Pipeline operating costs were $39,744 for the three months ended June 30, 2009 and $42,676 for the three months ended June 30, 2008, a decrease of $2,932, or 7% due to a decrease in supply expense incurred in the three months ended June 30, 2009 from purchasing in large quantities.

General and administrative expenses totaled $65,902 for the three months ended June 30, 2009, compared to $78,055 for the three-month period ended June 30, 2008.  This decrease of $12,153, or 16%, in general and administrative costs was primarily due to a decrease in legal and corporate report expenses associated with the private placement offering incurred in the three months ended June 30, 2008.

A net loss of $108,627 was recorded for the three months ended June 30, 2009 as compared to a net loss of $29,433 for the same period ended June 30, 2008.  This increased loss of $79,194 was largely the result of lower gas prices.

Nine Months Ended June 30, 2009 vs. 2008

           Gas production increased from 38,882 MCF for the nine month period ending June 30, 2008 to 54,233 MCF for nine month period ending June 30, 2009.  This increase of 15,351 MCF was a result of having full production in 2009 whereas during first quarter 2008 we relocated our compressor causing a production stoppage.  The price received for our natural gas decreased from an average of $7.49 per MCF for the nine months ended June 30, 2008 to an average of $3.14 per MCF for the nine months ended June 30, 2009, a 58% decrease.  Oil and gas sales decreased 62%, or $137,392, from $221,511 to $84,119 for nine months ended June 30, 2008 and 2009, respectively.  This decrease is due to the significantly lower average price received for our natural gas sales.  Pipeline sales were $72,074 for the nine months ended June 30, 2009 and $58,993 for the nine months ended June 30, 2008, an increase of $13,081, or 22%.  This increase was due to the increased production for the nine months ended June 30, 2009 as described above.

Interest and other revenue decreased to $16,480 for the nine months ended June 30, 2009 from $21,549 for the nine months ended June 30, 2008. This decrease of $5,069 was due to the decrease in the interest rates we are currently receiving and the decrease in cash invested in our bond investments.  Oil and gas operating costs increased $30,781, or 72% from $42,676 to $73,457 when comparing the nine months ended June 30, 2008 to June 30, 2009.  This increase was primarily due to increased production and increased maintenance and field personnel expenses. Pipeline operating costs were $134,441 for the nine months ended June 30, 2009 and $116,958 for the nine months ended June 30, 2008, an increase of $17,483, or 15% as a result of increased operations, the addition of new field personnel and increased repairs and supplies.

General and administrative expenses totaled $217,290 for the nine months ended June 30, 2009, compared to $191,618 for the nine month period ended June 30, 2008.  This increase of $25,672, or 13%, in general and administrative costs was primarily due to increased accounting fees of approximately $4,000, the addition of Vice President of Operations’ salary and related employment taxes of approximately $14,000 and increased consulting costs of $6,000 in the nine month period ended June 30, 2009.

A net loss of $1,017,778 was recorded for the nine months ended June 30, 2009 as compared to a net loss of $131,662 for the same period ended June 30, 2008.  This increased loss of $886,116 was primarily the result of recording approximately $700,000 in asset impairment expense, decreased natural gas prices and greater expenses during the nine months ended June 30, 2009 as described above.

CONTRACTUAL OBLIGATIONS

We have no contractual obligations as of June 30, 2009.

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

Oil and Gas Properties:

We follow the successful efforts method of accounting for acquisition, exploration, development and production of its oil and gas properties.  Under this method, all direct costs of acquisition, exploration and development are capitalized with respect to producing wells and non-producing development wells.  Direct costs with respect to non-producing exploratory wells are charged to operations.  Geological and geophysical costs and lease rentals are expensed as incurred.  Costs to acquire interests in leases are capitalized and are either transferred to producing properties when the properties become productive or expensed when the interests are surrendered.  Developed and proved properties are periodically assessed under the accounting rules of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset”.  Under SFAS No. 144, the Company evaluates quarterly the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment. This impairment is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders’ equity in the period of occurrence and results in lower depreciation and depletion in future periods. The impairment may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the recoverability of costs invested. As of June 30, 2009 natural gas prices were significantly lower than at previous measurement dates indicating that the carrying value of our assets might not be recoverable from expected future cash flows and therefore under SFAS No. 144 should be adjusted to fair market value as determined by discounting the expected cash flows by an interest rate commensurate with the risks involved with those cash flows which we determined to be 10%. Accordingly, we recorded an impairment of oil and gas and pipeline properties of $699,688 which is reflected in the nine month period ending June 30, 2009 as compared to no impairment expense during the same period ended June 30, 2008.

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

On August 12, 2009, we held a special shareholders meeting to (i) obtain approval to sell substantially all of our assets, and (ii) obtain approval to conditionally dissolve the company.  If we are able to sell our assets, make a cash distribution to shareholders, we will attempt to enter into a transaction using our company as a public shell corporation for another business venture.  Our reasons for this meeting and its implications are set forth in our proxy statement dated July 14, 2009 incorporated herein by reference.

The results of voting at the special meeting were as follows:

Proposal	For	Against	Abstain
Sale of Assets	6,125,945	24,500	- 0 -
Conditional Dissolution	6,125,945	24,500	- 0 -

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

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

MONUMENT RESOURCES, INC. (Registrant)

Date: August 12, 2009	By:	/s/ A.G. Foust
A.G. Foust, President (Chief Executive Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
.